Form 10-K
period 1993-12-31
UJB FINANCIAL CORP /NJ/
filed 1994-03-30
CIK 101320

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
FOR THE TRANSITION PERIOD FROM                     TO

COMMISSION FILE NUMBER 1-6451
                            ------------------------

                              UJB FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

                  NEW JERSEY                                    22-1903313
        (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                      Identification No.)
              301 CARNEGIE CENTER
                 P.O. BOX 2066
             PRINCETON, NEW JERSEY                              08543-2066
   (Address of principal executive offices)                     (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (609) 987-3200
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                    NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                                 ON WHICH REGISTERED
- ------------------------------------------------------------------  ------------------------
Common Stock $1.20 par value                                        New York Stock Exchange
7.75% Sinking Fund Debentures due November 1, 1997                  New York Stock Exchange
Adjustable-Rate Cumulative Preferred Stock -- Series B              New York Stock Exchange
8.625% Subordinated Notes Due December 10, 2002                     New York Stock Exchange

                            ------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes  X                      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
                            ------------------------

AS OF FEBRUARY 28, 1994, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY
              NON-AFFILIATES OF THE REGISTRANT WAS $1,284,664,657.
                            ------------------------

     AS OF FEBRUARY 28, 1994, THERE WERE 51,796,087 SHARES OF COMMON STOCK,
                          $1.20 PAR VALUE OUTSTANDING.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE
UJB Financial Corp. 1993 Annual Report to Shareholders (portion)    (Parts I, II
                                    and IV).
Proxy Statement dated March 11, 1994 (portion)                (Parts I and III).

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              UJB FINANCIAL CORP.

                               INDEX TO FORM 10-K

             PART I
Item  1.     Business                                                                     PAGE
             a) General development of business.......................................      3
             b) Financial information about industry segments.........................      3
             c) Narrative description of business.....................................      4
             d) Financial information about foreign and domestic operations
                     and export sales.................................................     12
             e) Statistical information...............................................     12
Item  2.     Properties...............................................................     20
Item  3.     Legal Proceedings........................................................     21
Item  4.     Submission of Matters to a Vote of Security Holders......................     25
             Executive Officers of the Registrant.....................................     25
             PART II
Item  5.     Market for Registrant's Common Equity and Related Stockholder Matters....     26
Item  6.     Selected Financial Data..................................................     26
Item  7.     Management's Discussion and Analysis of Financial Condition and Results
             of Operations............................................................     26
Item  8.     Financial Statements and Supplementary Data..............................     26
Item  9.     Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure...............................................................     26
             PART III
Item 10.     Directors and Executive Officers of the Registrant.......................     27
Item 11.     Executive Compensation...................................................     27
Item 12.     Security Ownership of Certain Beneficial Owners and Management...........     27
Item 13.     Certain Relationships and Related Transactions...........................     27
             PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........     28
             Signatures...............................................................     35

                                     PART I

ITEM 1. BUSINESS.

  (A) GENERAL DEVELOPMENT OF BUSINESS.

     UJB Financial Corp. ("UJB" or the "company"), registrant, commenced operations on October 1, 1970 as a New Jersey corporation and as a bank holding company registered under the Bank Holding Company Act of 1956. The company owns four banks (bank subsidiaries) and nine active non-bank subsidiaries. At December 31, 1993 the company had total consolidated deposits of $11,456,354,000 on the basis of which it ranked as the fourth largest New Jersey based bank holding company. The bank subsidiaries engage in a general banking business. United Jersey Bank is UJB's largest bank subsidiary, accounting for approximately 46% of UJB's total consolidated assets of $13,410,549,000 at December 31, 1993. The non-bank subsidiaries engage primarily in securities brokerage, venture capital investment, commercial finance lending, lease financing, and reinsuring credit life and disability insurance policies related to consumer loans made by the bank subsidiaries.

     UJB Financial Corp. has its corporate office at 301 Carnegie Center, P.O. Box 2066, Princeton, New Jersey 08543-2066.

     On December 16, 1993, the company announced a definitive agreement to acquire VSB Bancorp, Inc., headquartered in Closter, New Jersey, with total assets of approximately $379,000,000. The merger is expected to occur in the second or third quarter of 1994.

     On September 22, 1993, the company announced a comprehensive restructuring program. The restructuring will focus on four fronts: 1.) a new management structure centered on four primary lines of business, 2.) New Jersey and Pennsylvania statewide consolidations of existing member banks, 3.) enhanced customer service, and 4.) establishment of new financial goals. The Pennsylvania banks were consolidated into First Valley Bank on March 18, 1994, and the New Jersey banks are expected to be consolidated into United Jersey Bank in third quarter of 1994.

     The following table lists as of December 31, 1993 each bank subsidiary, the location in New Jersey or Pennsylvania of its principal office, the number of its banking offices and, in thousands of dollars, its total assets and deposits:

                                             LOCATION        NO. OF
                                           OF PRINCIPAL      BANKING        TOTAL          TOTAL
                                              OFFICE         OFFICES      ASSETS(1)     DEPOSITS(1)
                                          ---------------    -------     -----------    -----------
United Jersey Bank(2)...................  Hackensack, NJ        75       $ 6,164,317    $ 5,206,265
United Jersey Bank/Central, N.A.(4).....  Princeton, NJ         76         3,499,097      3,155,037
First Valley Bank(3)(5).................  Bethlehem, PA         72         2,666,808      2,141,599
United Jersey Bank/South, N.A.(4).......  Cherry Hill, NJ       35         1,233,095      1,062,598

- ---------------
(1) Not adjusted to exclude interbank deposits or other transactions among the subsidiaries.

(2) State bank, a member of the Federal Reserve System.

(3) State bank, not a member of the Federal Reserve System.

(4) National bank.

(5) Restated to reflect the merger of The Hazleton National Bank and Hanover Bank on March 18, 1994, accounted for as a pooling-of-interests.

  (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     UJB is engaged in the business of managing or controlling banks and such other businesses related to banking as may be authorized under the Bank Holding Company Act of 1956, as amended. The registrant is also engaged in furnishing services to, or performing services for its present operating subsidiaries.

     The major line of business is banking. UJB owns and operates four bank subsidiaries.

     UJB also owns and operates nine active non-bank subsidiaries -- two stock brokerage firms, a venture capital company, a commercial finance company, two leasing companies, two credit life reinsurance companies and a data processing company. Total revenues (excluding intercompany revenues) for the non-bank subsidiaries as a group during the last three years did not account for 10% or more of consolidated revenues of UJB and subsidiaries.

  (C)(1) NARRATIVE DESCRIPTION OF BUSINESS.

Bank Subsidiaries

     United Jersey Bank was organized in 1903 and is the company's largest bank subsidiary. The bank had total assets of $6,164,317,000 at December 31, 1993. Based on the latest available data, it ranked as the fourth largest commercial bank in New Jersey. United Jersey Bank operates 37 offices to serve most of the 70 communities in Bergen County, the second most populous county in New Jersey. It also operates 38 banking offices in nearby counties.

     The company's bank subsidiaries are engaged in a general banking business. They accept demand deposits and various types of interest bearing transaction accounts and time deposits, make business, real estate, personal and instalment loans and provide lease financing for businesses. Most of the company's bank subsidiaries serve only the general area in which they are located. The smaller bank subsidiaries are engaged primarily in retail and community commercial banking. Certain banks may also administer individual estates and trusts, corporate trusts, employee benefit trusts, and provide investment services, mutual funds, and insurance and annuity products. Some also provide cash management, international, and correspondent banking services. Through participations with other bank subsidiaries, each bank subsidiary has the means of satisfying the credit needs of its customers beyond its own legal lending limit.

Non-Bank Subsidiaries

     The company, through its wholly-owned subsidiary, UJB Credit Corporation, owns and operates Gibraltar Corporation of America. The company directly owns and operates UJB Investor Services Company (formerly known as Richard Blackman & Co., Inc.), Trico Mortgage Company, Inc., United Jersey Credit Life Insurance Company and United Jersey Venture Capital, Inc. The company indirectly owns UJB Leasing Corporation, Lehigh Securities Corporation, First Valley Leasing, Inc., First Valley Life Insurance Company and UJB Financial Service Corporation.

     Gibraltar Corporation of America is a commercial finance company operating in the New York and New Jersey metropolitan areas, which specializes in making loans secured by accounts receivable, inventory, and equipment, as well as financing sales and leases of equipment. UJB Investor Services Company and Lehigh Securities Corporation are engaged in the stock brokerage business. United Jersey Credit Life Insurance Company and First Valley Life Insurance Company reinsure credit life and disability insurance policies related to the bank subsidiaries' consumer loans. United Jersey Venture Capital, Inc. makes venture capital investments. UJB Leasing Corporation and First Valley Leasing, Inc. were established for the purpose of making equipment leases. UJB Financial Service Corporation provides data processing services to banking subsidiaries. Trico Mortgage Company, Inc. services existing mortgage and home improvement loans on residential property. Trico Mortgage Company, Inc. is currently in the process of winding down operations, as resolved by the Trico Board of Directors during 1991.

Supervision and Regulation

     The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company's cost of doing business and limit the options of its management to deploy assets and maximize income. Areas subject to regulation and supervision by the bank regulatory agencies include: nature of business activities; minimum capital levels; dividends; affiliate transactions; expansion of locations; acquisitions and mergers; interest rates paid on certain types of deposits; reserves against deposits; terms, amounts and interest rates charged to various types of borrowers; and investments.

BANK HOLDING COMPANY REGULATION

     UJB is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As a bank holding company, UJB is supervised by the Board of Governors of the Federal Reserve System (the "FRB") and is required to file reports with the FRB and provide such additional information as the FRB may require. UJB is also regulated by the New Jersey and Pennsylvania Departments of Banking.

     The Holding Company Act prohibits UJB, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking "as to be a proper incident thereto" if the FRB determines that such acquisitions will be, on balance, beneficial to the public. The Holding Company Act requires prior approval by the FRB of the acquisition by UJB of more than five percent of the voting stock of any additional bank and in effect permits only the acquisition of banks located in New Jersey and in states (including Pennsylvania) where laws specifically permit acquisitions of banks by out-of-state bank holding companies having the largest proportion of their deposits in New Jersey. In recent years the number of states permitting out-of-state bank holding companies to make acquisitions within their borders has grown rapidly and now includes New Jersey and Pennsylvania, which have in effect laws which permit interstate banking with any state in the United States which enacts reciprocal interstate banking legislation. Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. All of UJB's subsidiary banks are currently rated "satisfactory" or better.

     In addition, UJB is subject to various requirements under both New Jersey and Pennsylvania laws concerning future acquisitions. Such laws require the prior approval of the relevant Department of Banking to acquire any bank chartered by that State. Acquisitions through federally chartered subsidiaries require approval of the Comptroller of the Currency of the United States ("OCC"). Statewide branching is permitted in New Jersey and Pennsylvania. Branch approvals are subject to statutory standards relating to safety and soundness, competition, and public convenience. The Holding Company Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

     The policy of the FRB provides that UJB is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support such subsidiary banks in circumstances in which it might not do so absent such policy. In addition, any capital loans by UJB to any subsidiary bank would be subordinate in right of payment to deposits and certain other indebtedness of such subsidiary bank.

     UJB is required by the Holding Company Act to file annual reports of its operations with the FRB and is subject to examination by the FRB. Under Section 106 of the 1970 amendments to the Holding Company Act and the regulations of the FRB, bank holding companies and their subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services. Regulations of the FRB under the Federal Reserve Act require that reserves be maintained by a UJB bank subsidiary to the extent that the proceeds of any UJB promissory note, acknowledgement of advance, due bill or similar obligation, with a maturity of less than four years, are used to supply or to maintain the availability of funds (other than capital) to the bank subsidiary, except any such obligation that, had it been issued directly by the bank subsidiary, would not constitute a deposit. They also place limits upon the amount of UJB's equity securities which may be repurchased or redeemed by UJB.

     Bank regulatory authorities in the United States have issued risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate a company's capital to the risk profile of its assets. The standards require all banks to have Tier I capital of at least 4 percent and total capital, including Tier I capital, of at least 8 percent of risk-adjusted assets. Tier I capital includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings less certain disallowed intangible and tax assets. Total capital is comprised of

Tier I capital and limited life preferred stock, qualifying debt instruments, and a portion of the allowance for loan losses. As of December 31, 1993, UJB's Tier I capital was 9.37% and total risk-based capital was 12.43%.

     Bank regulators have also issued leverage ratio requirements. The leverage ratio requirement is measured as the ratio of Tier I capital to adjusted average assets. The risk-based capital and leverage ratio requirements replaced the primary capital and total capital guidelines used previously.

     FRB guidelines provide that all bank holding companies (other than those that meet certain criteria) maintain a minimum leverage ratio of 3 percent, plus an additional cushion of 100 to 200 basis points. The guidelines also state that banking organizations experiencing internal growth or making acquisitions will be expected to maintain "strong capital positions" substantially above the minimum supervisory levels without significant reliance on intangible assets. As of December 31, 1993, UJB's ratio of Tier I capital to adjusted average assets (leverage ratio) was 7.07%.

FDICIA

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which became law in December 1991, in addition to authorizing increased funding for the Bank Insurance Fund ("BIF") by raising the FDIC's borrowing limits and eliminating the cap on deposit insurance premiums, imposes extensive additional statutory requirements regarding the roles, responsibilities, and liabilities of a bank's senior management, directors, independent auditors, and regulators in compliance, management and financial affairs of a bank. This Act has required additional time, effort and resources to be devoted to compliance and internal controls.

     FDICIA requires each insured depository institution with $500 million or more in total assets to have an annual audit of its financial statements by an independent public accountant and to have an audit committee consisting of independent outside directors. There are more stringent criteria for audit committees of institutions with $3 billion or more in total assets. It also requires that management report on and assess their responsibility for internal controls over financial reporting and compliance with designated laws and regulations. Independent public accountants must attest to management's report on internal controls over financial reporting. They must also report on management's compliance with designated laws and regulations.

     FDICIA requires each federal banking agency to ensure that its risk-based capital standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. In addition, pursuant to FDICIA, each federal banking agency has promulgated regulations specifying the levels at which a financial institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.

     The FDIC's regulations implementing these provisions of FDICIA provide that an institution will be classified as "well capitalized" if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier I risk-based capital ratio of at least 6.0 percent, (iii) has a Tier I leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. An institution will be classified as "adequately capitalized" if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier I risk-based capital ratio of at least 4.0 percent, (iii) has a Tier I leverage ratio of (a) at least
4.0 percent or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of "well capitalized." An institution will be classified as "undercapitalized" if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier I risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier I leverage ratio of (a) less than 4.0 percent or (b) less than 3.0 percent if the institution was rated 1 in its most recent examination. An institution will be classified as "significantly undercapitalized" if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier I risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier I leverage ratio of less than 3.0 percent. An institution will be classified as "critically undercapitalized" if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination.

     Insured institutions are generally prohibited from paying dividends or management fees if after making such payments, the institution would be "undercapitalized." An "undercapitalized" institution also is required to develop and submit to the appropriate federal banking agency a capital restoration plan, and each company controlling such institution must guarantee the institution's compliance with such plan. The liability of a holding company under any such guarantee is limited to the lesser of five percent of the institution's total assets at the time it became undercapitalized or the amount needed to comply with all applicable capital standards. The FDIC is accorded a priority over the claims of unsecured creditors in any bankruptcy proceeding of a holding company that has guaranteed an institution's compliance with a capital restoration plan. Further, "undercapitalized," "significantly undercapitalized," and "critically undercapitalized" institutions are subject to increasingly extensive requirements and limitations, including mandatory sale of stock, forced mergers, and ultimately receivership or conservatorship. A "critically undercapitalized" institution, beginning 60 days after it becomes "critically undercapitalized," generally is prohibited from making any payment of principal or interest on the institution's subordinated debt.

     Under FDICIA, only "well capitalized" banks, and those "adequately capitalized" banks which have obtained a waiver from the FDIC, may accept brokered deposits. Those "adequately capitalized" banks that are permitted to accept brokered deposits may not pay rates that significantly exceed the rates paid on deposits of similar maturity from the bank's normal market area or, for deposits from outside the bank's normal market area, the national rate on deposits of comparable maturity, as determined by the FDIC. In addition, the FDIC will not insure accounts established under certain qualified employee benefit plans, if, at the time such deposits are accepted, the institution could not accept brokered deposits. FDICIA also provides that the FDIC insurance assessments are to move from flat-rate premiums to a new system of risk-based premium assessments, which must take effect by January 1, 1994, in order to recapitalize the BIF at a reserve ratio specified in FDICIA. The risk-based insurance assessment will evaluate an institution's potential for causing a loss to the insurance fund and base deposit insurance premiums upon individual bank profiles. A transitional risk-based assessment system is currently in place pursuant to which BIF members pay an annual assessment rate of between 23 and 31 cents per $100 of domestic deposits, depending on the risk classification assigned by the FDIC to the BIF member. Currently the annual assessment rates for the company's bank subsidiaries range from 23 to 26 cents per $100 of domestic deposits. These rates are applicable through June 30, 1994 at which time they will be reevaluated based upon more current risk classifications. The FDIC was also granted authority under FDICIA to impose special assessments on insured depositary institutions to repay FDIC borrowings from the United States Treasury or other sources should such borrowings occur.

     FDICIA also contains the Truth in Savings Act, which requires certain disclosures to be made in connection with deposit accounts offered to consumers. The FRB has adopted regulations implementing the provisions of the Truth in Savings Act.

     In addition, significant provisions of FDICIA require federal banking regulators to draft standards in a number of other areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure. The bank regulators have proposed substantially similar regulations that impose on banks which fail to meet the safety and soundness standards of FDICIA substantially the same requirements respecting the formulation and implementation of a corrective plan of action as apply in the case of banks failing to meet the capital adequacy standards. FDICIA require the regulators to establish maximum ratios of classified assets to capital, and minimum earnings sufficient to absorb losses without impairing capital. The legislation also contains provisions which tighten independent auditing requirements, restrict the activities and investments of state-chartered banks to those permitted for national banks, amend various consumer banking laws, limit the ability of "undercapitalized" banks to borrow from the FRB discount window, and require federal banking regulators to perform annual on-site bank examinations and set standards for real estate lending. FDICIA has significantly increased costs for the banking industry due to higher FDIC assessments, additional layers of reporting and compliance requirements and more limitations on the activities of all but the most well capitalized banks.

FIRREA

     Although the most significant purpose of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was to restructure the savings and loan industry, many of its provisions have importance for the commercial banking industry, including the provision which authorized bank holding companies to acquire healthy as well as troubled thrift institutions, generally without limitations on interstate acquisitions, while retaining thrift branching powers.

     Under FIRREA, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions, including a failure to meet minimum capital requirements, indicating that a "default" is likely to occur in the absence of regulatory assistance. These provisions have commonly been referred to as FIRREA's "cross guarantee" provisions. Liability under the "cross guarantee" provisions is subordinate to claims (other than claims by shareholders, including bank holding companies, in their capacity as shareholders, and affiliates of the institution) of depositors, secured creditors, other general or senior creditors, and holders of obligations subordinated to depositors or other creditors. The FDIC may waive its rights under limited circumstances generally applicable to acquisitions of troubled institutions.

     FIRREA gives the FDIC as conservator or receiver of a failed depository institution express authority to repudiate contracts with such institution which it determines to be burdensome or if such repudiation will promote the orderly administration of the institution's affairs. Certain "qualified financial contracts", defined to include securities contracts, commodity contracts, forward contracts, repurchase agreements, and swap agreements, are generally excluded from the repudiation powers of the FDIC. The FDIC is also given authority to enforce contracts made by a depository institution, notwithstanding any contractual provision providing for termination, default, acceleration, or exercise of rights upon, or solely by reason of, insolvency or the appointment of a conservator or receiver. Insured depository institutions are also prohibited from entering into contracts for goods, products or services which would adversely affect the safety and soundness of the institution.

     The bank regulatory agencies have broad discretion to issue cease and desist orders if they determine that the company or its subsidiaries are engaging in "unsafe or unsound banking practices." In addition, the federal bank regulatory authorities are empowered to impose substantial civil money penalties for violations of certain federal banking statutes and regulations. Financial institutions, and directors, officers, employees, controlling shareholders, agents, consultants, attorneys, accountants, appraisers and others associated with a financial institution could now be subject to increased fines, penalties, and other enforcement actions as a result of provisions of FIRREA. Further, under FIRREA the failure to meet capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC.

REGULATION OF SUBSIDIARIES

     Various laws and the regulations thereunder applicable to the company and its bank subsidiaries impose restrictions and requirements in many areas, including capital requirements, the maintenance of reserves, establishment of new offices, the making of loans and investments, consumer protection, employment practices and other matters. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, on the extent to which a bank subsidiary may finance or otherwise supply funds to UJB or its non-bank subsidiaries. Under federal law, no bank subsidiary may, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent or non-bank subsidiaries of its parent or take their securities as collateral for loans to any borrower. Each bank subsidiary is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions. Further, a subsidiary bank may only engage in most transactions with other subsidiaries if terms and conditions are at least as favorable to the bank as those prevailing for transactions with unaffiliated companies. UJB and its banking and other subsidiaries are also subject to certain restrictions with respect to engaging in the business of issuing, underwriting, public sale, flotation or distribution of securities.

     The two state-chartered subsidiary banks are subject to the supervision of, and to regular examination by, the New Jersey or Pennsylvania Department of Banking. The two subsidiary banks which are national banks are subject to the supervision of, and to regular examination by, the OCC. In addition, the subsidiary banks are subject to examination by the FDIC, and by the U.S Department of Education with respect to student loan activity. United Jersey Bank is also subject to examination by the FRB. The Municipal Bond Department of United Jersey Bank, as a registered municipal securities dealer, is subject to the supervision of the Municipal Securities Rulemaking Board.

     None of the stocks of the subsidiary banks or other subsidiaries owned or controlled by UJB carry statutory double liability. However, Section 55 of Title 12 of the United States Code and Article XIV, Section 11 of the Constitution of the State of Arizona provide that the stock of, respectively, UJB's national bank subsidiaries and UJB's credit life insurance subsidiaries, may be subject to assessment to restore impaired capital under certain circumstances as and to the extent provided therein. There is no such provision in New Jersey or Pennsylvania law governing UJB's state-chartered banks.

     Certain statutory restrictions may affect the declaration and payment of dividends by the subsidiary banks to UJB. For additional information see Note 14 on page 47 of the 1993 Annual Report incorporated herein by reference as Exhibit 13.

     UJB and its non-bank subsidiaries are subject to examination by the New Jersey and Pennsylvania state and the three federal bank regulatory agencies at their discretion. As a mortgagee approved by Department of Housing and Urban Development and a seller-servicer of mortgages approved by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the New Jersey Housing and Mortgage Finance Agency, United Jersey Bank is subject to regulation or supervision by these government agencies. First Valley Bank is a participant in the mortgage program conducted by the Pennsylvania Housing Finance Agency and is subject to the supervision of that agency. UJB Investor Services Company and Lehigh Securities Corporation are subject to regulation and examination by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and the New Jersey Bureau of Securities. UJB Investor Services Company is also subject to regulation and examination by the New York Bureau of Investor Protection and Securities and the Florida Department of Banking and Finance. Lehigh Securities Corporation is also subject to regulation and examination by the Pennsylvania Securities Commission and, as a registered municipal securities dealer, is subject to the supervision of the Municipal Securities Rulemaking Board. Trico Mortgage Company, Inc. is subject to regulation and supervision as a mortgage banking company by the New Jersey Department of Banking. United Jersey Credit Life Insurance Company and First Valley Life Insurance Company are subject to regulation and examination by the Department of Insurance of the State of Arizona.

     UJB and its subsidiaries are also subject to various reporting requirements of Federal and state securities laws and regulations of the Securities and Exchange Commission and the New York Stock Exchange.

     From time to time, various bills are introduced in the United States Congress and the New Jersey or Pennsylvania Legislature which could result in additional regulation of the business of UJB and its subsidiaries, or further increase competition.

     There is a continuing trend toward regulating every aspect of retail banking through consumer protection laws, at significant expense to financial institutions. At the same time, securities brokers, insurance companies, retailers and other non-bank entities are being allowed to offer a variety of traditional bank services without being subject to the same degree of regulation as banks and bank holding companies. If these trends continue without providing parity to the commercial banks in matters such as permissible services, taxation and interest rates chargeable on loans, adverse effects on commercial banks could ensue.

     In its operations in other countries, United Jersey Bank is also subject to restrictions imposed by the laws and banking authorities of such countries.

     References under this caption, Supervision and Regulation, to applicable statutes are brief summaries of portions thereof which do not purport to be complete and which are qualified in their entirety by reference to such statutes.

Monetary Policy and Economic Conditions

     The earnings and business of UJB and its subsidiaries are affected by the policies of regulatory authorities, including the FRB. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of the changing conditions in the national and international economy and in the money markets, as a result of actions by monetary and fiscal authorities, interest rates, credit availability and deposit levels may change due to circumstances beyond the control of UJB or its subsidiaries.

Effects of Inflation

     A bank's asset and liability structure differs from that of an industrial company, since its assets and liabilities fluctuate over time based upon monetary policies and changes in interest rates. The growth in the bank's earning assets, regardless of the effects of inflation, will increase net interest income if the bank is able to maintain a consistent interest spread between earning assets and supporting liabilities.

     A purchasing power gain or loss from holding net monetary assets during the year represents the effect of general inflation on monetary assets and liabilities. Almost all of the assets and liabilities of UJB are considered monetary because they are fixed in terms of dollars and therefore, are not materially affected by inflation.

  (C)(1)(I) PRINCIPAL PRODUCTS AND SERVICES RENDERED BY INDUSTRY SEGMENTS.

     Not applicable. See response to Item 1(b) contained elsewhere in this report.

  (C)(1)(II) DESCRIPTION OF NEW PRODUCTS OR SEGMENTS.

     Not applicable.

  (C)(1)(III) SOURCES AND AVAILABILITY OF RAW MATERIALS.

     Not applicable.

  (C)(1)(IV) IMPORTANCE OF PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS HELD.

     Patents and licenses, as such, are not of importance to UJB or its subsidiaries, but operating charters (similar to licenses) -- approved banking location authorizations granted by the New Jersey and Pennsylvania Departments of Banking, for state-chartered bank subsidiaries, and by the OCC, for nationally-chartered bank subsidiaries -- are vital to the operation and expansion of the bank subsidiaries. Such charters are perpetual unless revoked by the granting authorities. Various licenses and approvals to do business are also required by the other regulatory agencies referred to under Supervision and Regulation above. Most of these licenses and approvals require periodic renewal.

     UJB has several registered service marks, none of which is considered material to its business. The duration of each registration is perpetual so long as the registrant continues to use the mark.

  (C)(1)(V) SEASONALITY OF BUSINESS.

     Not applicable.

  (C)(1)(VI) WORKING CAPITAL REQUIREMENTS RELATED TO INVENTORY.

     Not applicable.

  (C)(1)(VII) CONCENTRATION OF CUSTOMERS.

     The business of the registrant and its subsidiaries is not dependent on a single customer, nor on a small group of customers.

  (C)(1)(VIII) BACKLOG OF ORDERS.

     Not applicable.

  (C)(1)(IX) GOVERNMENT CONTRACTS.

     No material portion of the business of UJB and its subsidiaries is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

  (C)(1)(X) COMPETITION.

     Each bank subsidiary faces strong competition for local business in the communities it serves from other banking institutions as well as from other financial institutions. United Jersey Bank and First Valley Bank compete in the national market with other major banking and financial institutions in the New York and Philadelphia areas, many of which are substantially larger and may have greater financial resources. A number of these institutions offer their services throughout New Jersey and Pennsylvania through bank and non-bank subsidiaries, loan production offices and solicitations through broadcast and print media and direct mail. For international business, United Jersey Bank competes not only with a substantial number of United States banks having foreign departments, but also with agencies and branches of foreign banks located in the United States and with other major banks throughout the world. The effect of liberalized branching and acquisition laws, especially after FIRREA, has been to lower barriers to entry into the banking business and to increase competition for banking business, as well as to increase both competition for and opportunities to acquire other financial institutions. Present proposals in Congress for nationwide interstate banking would accelerate these trends.

     For most of the services which the subsidiaries perform, there is increasing competition from financial institutions other than commercial banks due to the relaxation of regulatory restrictions. Money market funds actively compete with banks for deposits. Savings banks, savings and loan associations and credit unions also actively compete for deposits and for various types of loans; such institutions, as well as securities brokers, consumer finance companies, mortgage companies, factors, insurance companies and pension trusts, are important competitors. Financial institutions such as these, as well as retailers and other non-bank entities, have acquired so-called "non-bank banks" permitting them to offer traditional banking services without being subject to the same degree of regulation. Insurance companies, mutual fund investment counseling firms and other business firms and individuals offer competition for personal and corporate trust services and investment advisory services.

     Each of UJB's non-bank subsidiaries competes with a very large number of competitors, many of which are substantially larger and have greater financial resources.

     Competition for banking and permitted non-bank services is based on price, nature of product, quality of service, and in the case of retail activities, convenience of location.

  (C)(1)(XI) RESEARCH AND DEVELOPMENT.

     UJB and its subsidiaries conduct research activities, from time to time, relating to the development of new services. Expenditures for these activities are not considered material to the financial condition of UJB and its subsidiaries. Research expenditures during 1993 were charged directly to expense as incurred.

  (C)(1)(XII) COST OF COMPLIANCE WITH ENVIRONMENTAL REGULATIONS.

     It is not expected that compliance with Federal, State and local provisions relating to the protection of the environment will have any material effect on UJB or its subsidiaries.

  (C)(1)(XIII) NUMBER OF PERSONS EMPLOYED.

     At December 31, 1993, there were 6,219 persons, on a full-time equivalent basis, employed by UJB and its subsidiaries.

  (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

     United Jersey Bank operates an International Banking Department principally for the benefit of its domestic customers and, in January 1974, opened its first offshore banking facility on the island of Grand Cayman in the British West Indies. Business at the offshore facility constituted less than one-half of one percent of the total assets and income of United Jersey Bank in 1993.

  (E) STATISTICAL INFORMATION.

     The following tables set forth, on a consolidated basis, certain statistical information concerning UJB and its subsidiaries. The tables should be read in conjunction with the consolidated financial statements contained in the 1993 Annual Report to Shareholders, included herein as Exhibit 13. Average data have been derived from daily balances except in the case of certain smaller subsidiaries where month-end balances were used.

     Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

     For information on average balances, interest and average rates earned and paid see "Comparative Average Balance Sheets With Resultant Interest and Rates" on pages 36 and 37 in the 1993 Annual Report to Shareholders incorporated herein by reference as Exhibit 13.

     The amount by which interest income exceeds interest expense is called net interest income. The amount of net interest income in any given period is affected by the average volume of earning assets and the yield earned on such assets, the average volume of interest bearing sources of funds and the average rate paid on such liabilities, and the average volume of interest-free sources of funds.

     The following table shows the approximate effect on the effective interest differential of volume and rate changes for the years 1993 and 1992 on a tax-equivalent basis. For purposes of this table, the change in interest due to both volume and rate has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                                            1993 OVER 1992                    1992 OVER 1991
                                   --------------------------------   ------------------------------
                                         INCREASE/(DECREASE)               INCREASE/(DECREASE)
                                          DUE TO CHANGE IN:                 DUE TO CHANGE IN:
                                   --------------------------------   ------------------------------
                                    VOLUME      RATE        TOTAL      VOLUME      RATE      TOTAL
                                   --------   ---------   ---------   --------   --------   --------
                                                            (IN THOUSANDS)
INTEREST EARNING ASSETS
  Interest bearing deposits
     with banks................... $    114   $    (131)  $     (17)  $   (794)  $   (775)  $ (1,569)
  Investment securities:
     U.S. Government and Federal
       agencies...................  (40,513)    (14,422)    (54,935)    35,255    (35,936)      (681)
     States and political
       subdivisions...............   (7,401)        603      (6,798)    (9,113)       436     (8,677)
     Other securities.............   17,886      (2,430)     15,456    (12,350)    (6,567)   (18,917)
                                   --------   ---------   ---------   --------   --------   --------
          Total investment
            securities............  (30,028)    (16,249)    (46,277)    13,792    (42,067)   (28,275)
  Investment securities available
     for sale.....................   28,409      (8,168)     20,241      7,862       (589)     7,273
  Trading account securities......      456        (500)        (44)       672       (509)       163
  Money market investments........   (2,514)       (933)     (3,447)   (11,877)    (5,021)   (16,898)
  Loans:
     Commercial...................  (13,864)     (9,388)    (23,252)   (11,450)   (76,669)   (88,119)
     Mortgage.....................   11,344     (16,448)     (5,104)    19,601    (21,443)    (1,842)
     Instalment...................     (973)    (12,689)    (13,662)     4,804    (31,827)   (27,023)
                                   --------   ---------   ---------   --------   --------   --------
          Total loans.............   (3,493)    (38,525)    (42,018)    12,955   (129,939)  (116,984)
                                   --------   ---------   ---------   --------   --------   --------
          Total interest earnings
            assets................   (7,056)    (64,506)    (71,562)    22,610   (178,900)  (156,290)
                                   --------   ---------   ---------   --------   --------   --------
INTEREST BEARING LIABILITIES
  Time deposits:
     Savings deposits.............   11,263     (43,371)    (32,108)    34,974    (85,152)   (50,178)
     Other time deposits..........  (23,889)    (34,308)    (58,197)   (12,471)   (64,847)   (77,318)
     Commercial certificates of
       deposit $100,000 and
       over.......................   (5,312)     (3,689)     (9,001)   (16,773)   (13,433)   (30,206)
                                   --------   ---------   ---------   --------   --------   --------
          Total time deposits.....  (17,938)    (81,368)    (99,306)     5,730   (163,432)  (157,702)
  Commercial paper................   (1,124)       (547)     (1,671)    (3,519)    (3,289)    (6,808)
  Other borrowed funds............   (4,730)        356      (4,374)   (15,092)   (18,784)   (33,876)
  Long-term debt and capital
     notes........................   12,699      (1,414)     11,285       (482)      (363)      (845)
                                   --------   ---------   ---------   --------   --------   --------
          Total interest bearing
            liabilities...........  (11,093)    (82,973)    (94,066)   (13,363)  (185,868)  (199,231)
                                   --------   ---------   ---------   --------   --------   --------
  Change in net interest income... $  4,037   $  18,467   $  22,504   $ 35,973   $  6,968   $ 42,941
                                   --------   ---------   ---------   --------   --------   --------
                                   --------   ---------   ---------   --------   --------   --------

Investment Securities Available for Sale

     The following table shows the carrying value of investment securities available for sale at December 31 for each of the following years:

                                                                    DECEMBER 31
                                                    --------------------------------------------
                                                       1993              1992             1991
                                                    ----------         --------         --------
                                                                   (IN THOUSANDS)
Investment securities available for sale:
  Federal agencies..............................    $  669,841         $741,428         $358,973
  Other securities..............................       492,247          139,850               --
                                                    ----------         --------         --------
     Total investment securities available for
       sale.....................................    $1,162,088         $881,278         $358,973
                                                    ----------         --------         --------
                                                    ----------         --------         --------

     The following table shows the maturity distribution and weighted average yields to maturity on a tax-equivalent basis for investment securities available for sale, by type and in total, of Federal agencies, and other securities at December 31, 1993. The carrying value and market value of securities at December 31, 1993 are distributed by contractual maturity. However, mortgage-backed securities and other securities which may have prepayment provisions are distributed to a maturity category based on estimated average lives. These principal prepayments are not scheduled over the life of the investment, but are reflected as adjustments to the final maturity distribution. The distribution follows:

                                                                                         WEIGHTED
                                                            CARRYING        MARKET       AVERAGE
                                                              VALUE          VALUE       YIELD(2)
                                                           -----------    -----------    --------
                                                           (DOLLARS IN THOUSANDS)
Investment securities available for sale (by type):
  Federal agencies:
     Within 1 year.......................................  $        --    $        --        --%
     After 1 but within 5 years..........................      356,457        362,881      6.05
     After 5 but within 10 years.........................       93,011         93,629      6.50
     After 10 years......................................      220,373        221,208      4.44
                                                           -----------    -----------    --------
          Total..........................................      669,841        677,718      5.58
                                                           -----------    -----------    --------
  Other securities(1):
     Within 1 year.......................................          563            566      4.13
     After 1 but within 5 years..........................      185,780        185,679      4.76
     After 5 but within 10 years.........................      201,476        203,452      5.35
     After 10 years......................................       90,235         91,425      4.08
                                                           -----------    -----------    --------
          Total..........................................      478,054        481,122      4.88
                                                           -----------    -----------    --------
          Total investment securities available for
            sale.........................................  $ 1,147,895    $ 1,158,840      5.29%
                                                           -----------    -----------    --------
                                                           -----------    -----------    --------
Investment securities available for sale (in total)(1):
     Total within 1 year.................................  $       563    $       566      4.13%
     Total after 1 but within 5 years....................      542,237        548,560      5.61
     Total after 5 but within 10 years...................      294,487        297,081      5.71
     Total after 10 years................................      310,608        312,633      4.34
                                                           -----------    -----------    --------
          Total investment securities available for
            sale.........................................  $ 1,147,895    $ 1,158,840      5.29%
                                                           -----------    -----------    --------
                                                           -----------    -----------    --------

- ---------------
(1) Excludes corporate stock with a carrying value of $14,193,000 and a market value of $18,745,000.

(2) Weighted average yields have been computed on a tax-equivalent basis using the statutory federal income tax rate of 35%.

Investment Securities

     The following table shows the carrying value of investment securities at December 31 for each of the past three years:

                                                                       DECEMBER 31,
                                                         -----------------------------------------
                                                            1993           1992           1991
                                                         -----------    -----------    -----------
                                                         (IN THOUSANDS)
Investment securities:
  U.S. Government......................................  $   186,563    $   176,988    $   165,817
  Federal agencies.....................................    1,081,050      2,022,518      2,199,258
  States and political subdivisions....................      308,004        378,198        430,859
  Other securities.....................................      881,096         55,839        221,945
                                                         -----------    -----------    -----------
          Total investment securities..................  $ 2,456,713    $ 2,633,543    $ 3,017,879
                                                         -----------    -----------    -----------
                                                         -----------    -----------    -----------

     The following table shows the maturity distribution and weighted average yields to maturity on a tax-equivalent basis for investment securities, by type and in total, of U.S. Government, Federal agencies, states and political subdivisions and other securities at December 31, 1993. The carrying value and market value of securities at December 31, 1993 are distributed by contractual maturity. However, mortgage-backed securities and other securities which may have prepayment provisions are distributed to a maturity category based on estimated average lives. These principal prepayments are not scheduled over the life of the investment, but are reflected as adjustments to the final maturity distribution. the distribution follows:

                                                                                         WEIGHTED
                                                            CARRYING        MARKET       AVERAGE
                                                             VALUE          VALUE        YIELD(2)
                                                           ----------     ----------     --------
                                                           (DOLLARS IN THOUSANDS)
Investment securities (by type):
  U.S. Government:
     Within 1 year........................................ $   60,569     $   62,022        6.79%
     After 1 but within 5 years...........................    125,994        130,749        6.34
     After 5 but within 10 years..........................         --             --          --
     After 10 years.......................................         --             --          --
                                                           ----------     ----------     --------
       Total..............................................    186,563        192,771        6.49
                                                           ----------     ----------     --------
  Federal agencies:
     Within 1 year........................................      7,994          8,083        7.44
     After 1 but within 5 years...........................    130,185        129,796        8.25
     After 5 but within 10 years..........................    681,033        686,586        5.45
     After 10 years.......................................    261,838        261,917        6.17
                                                           ----------     ----------     --------
       Total..............................................  1,081,050      1,086,382        5.98
                                                           ----------     ----------     --------
  States and political subdivisions:
     Within 1 year........................................     40,453         41,674       11.41
     After 1 but within 5 years...........................    148,046        160,206       11.40
     After 5 but within 10 years..........................     67,361         76,783       10.97
     After 10 years.......................................     52,144         57,095       11.25
                                                           ----------     ----------     --------
       Total..............................................    308,004        335,758       11.28
                                                           ----------     ----------     --------

                                                                                         WEIGHTED
                                                            CARRYING        MARKET       AVERAGE
                                                             VALUE          VALUE        YIELD(2)
                                                           ----------     ----------     --------
                                                           (DOLLARS IN THOUSANDS)
  Other securities(1):
     Within 1 year........................................      2,418          2,458        3.42
     After 1 but within 5 years...........................    489,251        489,160        4.44
     After 5 but within 10 years..........................    219,926        219,630        4.18
     After 10 years.......................................    160,931        161,120        5.09
                                                           ----------     ----------     --------
       Total..............................................    872,526        872,368        4.49
                                                           ----------     ----------     --------
       Total investment securities........................ $2,448,143     $2,487,279        6.15%
                                                           ----------     ----------     --------
                                                           ----------     ----------     --------
  Investment securities (in total)(1):
     Total within 1 year.................................. $  111,434     $  114,237        8.44%
     Total after 1 but within 5 years.....................    893,476        909,911        6.42
     Total after 5 but within 10 years....................    968,320        982,999        5.55
     Total after 10 years.................................    474,913        480,132        6.36
                                                           ----------     ----------     --------
       Total investment securities........................ $2,448,143     $2,487,279        6.15%
                                                           ----------     ----------     --------
                                                           ----------     ----------     --------

- ---------------
(1) Excludes Federal Reserve Bank stock with a carrying value and a market value of $8,570,000.

(2) Weighted average yields have been computed on a tax-equivalent basis using the statutory Federal income tax rate of 35%.

Loan Portfolio

     The following table shows the classification of consolidated loans (before deduction of unearned discount and the allowance for loan losses) by major category at December 31 for each of the past five years:

                                                                DECEMBER 31,
                                       ---------------------------------------------------------------
                                          1993         1992         1991         1990         1989
                                       -----------  -----------  -----------  -----------  -----------
                                                               (IN THOUSANDS)
Commercial, financial and
  agricultural........................ $ 3,174,961  $ 3,269,759  $ 3,328,078  $ 3,414,185  $ 3,506,064
Real estate-construction..............     867,063    1,002,859    1,114,631    1,255,118    1,207,006
Real estate-mortgage..................   2,377,440    2,327,363    2,202,328    1,890,342    1,763,620
Instalment loans to individuals.......   1,994,023    2,042,368    1,961,698    1,978,831    1,743,083
Lease financing.......................     204,583      153,221      179,603      145,343      127,803
Foreign loans.........................          --           --           --           --        9,209
                                       -----------  -----------  -----------  -----------  -----------
     Total loans...................... $ 8,618,070  $ 8,795,570  $ 8,786,338  $ 8,683,819  $ 8,356,785
                                       -----------  -----------  -----------  -----------  -----------
                                       -----------  -----------  -----------  -----------  -----------

     At December 31, 1993 commercial mortgage loans represented 17.9% of total loans. Home equity loans represented 16.0% of the total loan portfolio at year end. As of December 31, 1993 there are no other concentrations of loans which exceed 10% of total loans.

     The following table shows the approximate maturities of selected loans at December 31, 1993. The loans are segregated between those which are at predetermined interest rates and those at floating or adjustable interest rates. The table includes non-performing loans which are discussed on pages 17 and 18 of this report:

                                                                  OVER ONE       OVER
                                                    ONE YEAR    YEAR THROUGH     FIVE
                                                    OR LESS      FIVE YEARS     YEARS       TOTAL
                                                   ----------   ------------   --------   ----------
                                                                    (IN THOUSANDS)
Loan categories:
  Commercial, financial and agricultural.......... $1,697,593    $  996,018    $481,350   $3,174,961
  Real estate-construction........................    628,704       221,390      16,969      867,063
                                                   ----------   ------------   --------   ----------
          Total................................... $2,326,297    $1,217,408    $498,319   $4,042,024
                                                   ----------   ------------   --------   ----------
                                                   ----------   ------------   --------   ----------
Amounts of loans based upon:
  Predetermined interest rates.................... $  540,336    $  475,619    $326,222   $1,342,177
  Floating or adjustable interest rates...........  1,785,961       741,789     172,097    2,699,847
                                                   ----------   ------------   --------   ----------
          Total................................... $2,326,297    $1,217,408    $498,319   $4,042,024
                                                   ----------   ------------   --------   ----------
                                                   ----------   ------------   --------   ----------

     The loan portfolio is reviewed regularly to determine whether specific loans should be placed in a non-performing status. Non-performing loans consist of commercial non-accrual and renegotiated loans. Non-accrual loans include loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collectibility. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest collections on non-accrual loans are generally credited to interest income when received. However, if ultimate collectibility of principal is in doubt, interest collections are applied as principal reductions. After principal and interest payments are brought current and future collectibility is reasonably assured, loans are returned to accrual status. Renegotiated loans are loans whose contractual interest rates have been reduced to below market rates or other significant concessions made due to a borrower's financial difficulties. Interest income on renegotiated loans is generally credited to interest income as received. Non-performing loans do not include past due retail loans 90 days or more as to principal or interest, but which are well collateralized and in the process of collection. At December 31, 1993 and 1992 these loans amounted to $29,513,000 and $37,917,000, respectively.

     The following table shows, in thousands of dollars, the principal amount of commercial non-accruing loans, renegotiated loans, and loans 90-days or more past due and accruing at December 31 for each of the past five years, and their resultant impact on earnings before taxes for the years then ended. All loans in the following table represent domestic loans. There are no foreign loans included in any of the categories.

                                                1993       1992       1991       1990       1989
                                              ---------  ---------  ---------  ---------  ---------
                                                                 (IN THOUSANDS)
Non-accruing loans........................... $ 248,144  $ 339,980  $ 415,897  $ 429,745  $ 185,513
Renegotiated loans...........................     3,582     21,836     28,831      2,284        402
90-days or more past due and accruing........     2,941      5,977      8,069     20,995     12,284
Impact on interest income:
  Interest income that would have been
     recorded on non-accruing and
     renegotiated loans outstanding at
     December 31 in accordance with their
     original terms..........................    21,382     27,538     43,405     33,410     17,353
  Interest income actually received and
     recorded on non-accruing and
     renegotiated loans outstanding at
     December 31.............................     3,787      3,843      8,463      4,651      2,483

     Potential problem loans are those which management believes conditions indicate that the collection of principal and interest may be doubtful in accordance with the original contract terms. They are not included in non-performing loans as these loans are still performing. Potential problem loans were $39,187,000 and $48,062,000 at December 31, 1993 and 1992
respectively. Potential problem loans at December 31, 1993 comprised commercial and industrial loans of $19,774,000, construction and development loans of $7,872,000, and real estate related loans of $11,541,000. Such risk associated with these loans have been factored into the company's allowance for loan losses.

Summary of Loan Loss Experience

     The relationship for the past five years among loans, loans charged off and loan recoveries, the provision for loan losses and the allowance for loan losses is shown below:

                                                           YEAR ENDED DECEMBER 31
                                       --------------------------------------------------------------
                                          1993         1992         1991         1990         1989
                                       ----------   ----------   ----------   ----------   ----------
                                       (IN THOUSANDS)
Loans:
  Average for the period.............  $8,718,376   $8,792,964   $8,669,864   $8,548,289   $7,791,184
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------
Allowance for loan losses:
  Balance, beginning of period.......  $  275,296   $  288,770   $  258,691   $  121,909   $  107,795
  Provision charged to operating
     expenses........................      95,500      139,000      167,350      246,000       52,500
  Loans charged off:
     Commercial......................      68,102       75,402       69,008       62,952       35,560
     Mortgage........................      69,672       81,500       69,607       25,989          160
     Instalment......................       5,213        8,306       10,710       31,430       14,565
                                       ----------   ----------   ----------   ----------   ----------
          Total loans charged off....     142,987      165,208      149,325      120,371       50,285
                                       ----------   ----------   ----------   ----------   ----------
  Recoveries:
     Commercial......................       9,255        7,177        4,961        5,629        7,810
     Mortgage........................       1,803        1,904        2,208           92          154
     Instalment......................       3,237        3,653        4,885        5,432        3,935
                                       ----------   ----------   ----------   ----------   ----------
          Total recoveries...........      14,295       12,734       12,054       11,153       11,899
                                       ----------   ----------   ----------   ----------   ----------
  Net loans charged off..............     128,692      152,474      137,271      109,218       38,386
                                       ----------   ----------   ----------   ----------   ----------
  Balance, end of period.............  $  242,104   $  275,296   $  288,770   $  258,691   $  121,909
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------
Ratio of:
  Net charge offs to average loans
     outstanding.....................        1.48%        1.73%        1.58%        1.28%         .49%
  Allowance to year-end loans........        2.81         3.13         3.29         2.99         1.46

     For additional information, see Financial Review on pages 25 through 35 of the 1993 Annual Report incorporated herein by reference as Exhibit 13.

     Implicit in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made, the credit worthiness of the borrower and prevailing economic conditions. A standardized process has been established throughout the company to provide for loan losses through a reasonable and prudent methodology. This methodology includes a review to assess the risks inherent in the loan portfolio. It incorporates a credit review and gives consideration to areas of exposure such as concentrations of credit, economic and industry conditions, and negative trends in delinquencies and collections. Consideration is also given to collateral levels and the composition of the portfolio.

     Specific allocations as well as a need for general reserves are identified by loan type and allocated according to the following categories of loans at December 31 for each of the past five years. The percentage of loans to total loans is based upon the classification of loans shown as follows:

                             1993                  1992                  1991                  1990                  1989
                     --------------------  --------------------  --------------------  --------------------  --------------------
                                                                (DOLLARS IN THOUSANDS)
                               PERCENTAGE            PERCENTAGE            PERCENTAGE            PERCENTAGE            PERCENTAGE
                                   OF                    OF                    OF                    OF                    OF
                                LOANS TO              LOANS TO              LOANS TO              LOANS TO              LOANS TO
                                 TOTAL                 TOTAL                 TOTAL                 TOTAL                 TOTAL
                      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS
                     --------- ----------  --------- ----------  --------- ----------  --------- ----------  --------- ----------
Commercial and
  industrial........ $  53,557     36.7%   $  64,085     37.2%   $  96,177     37.9%   $  81,524     39.3%   $  47,976     42.0%
Real estate
  related(1)........    82,666     37.7       96,911     37.9       95,609     37.8       62,255     36.2       40,517     35.5
Loans to
  individuals.......    10,817     23.2       13,407     23.2       12,094     22.3        9,171     22.8       11,501     20.9
All other loans.....     1,226      2.4        1,696      1.7        1,266      2.0        1,889      1.7          137      1.6
Unallocated.........    93,838      N/A       99,197      N/A       83,624      N/A      103,852      N/A       21,778      N/A
                     ---------    -----    ---------    -----    ---------    -----    ---------    -----    ---------    -----
    Total........... $ 242,104    100.0%   $ 275,296    100.0%   $ 288,770    100.0%   $ 258,691    100.0%   $ 121,909    100.0%
                     ---------    -----    ---------    -----    ---------    -----    ---------    -----    ---------    -----
                     ---------    -----    ---------    -----    ---------    -----    ---------    -----    ---------    -----

- ---------------
(1) Includes mortgage and construction and development loans.

Deposits

     For information on classification of average balances for deposits, see "Comparative Average Balance Sheets With Resultant Interest and Rates" on pages 36 and 37 in the 1993 Annual Report to Shareholders incorporated herein by reference as Exhibit 13.

     The following table shows, by time remaining to maturity, all commercial certificates of deposit $100,000 and over at December 31, 1993 (in thousands):

            Less than three months....................................  $ 145,826
            Three to six months.......................................     64,373
            Six to twelve months......................................     16,387
            More than twelve months...................................         --
                                                                        ---------
                      Total...........................................  $ 226,586
                                                                        ---------
                                                                        ---------

Return on Equity and Assets

     For information on consolidated ratios, see "Summary of Selected Financial Data" on page 2 in the 1993 Annual Report to Shareholders incorporated herein by reference as Exhibit 13.

Short-Term Borrowings

     The following table summarizes information relating to certain short-term borrowings for each of the past three years:

                                                                                                      MAXIMUM
                                                                  DAILY AVERAGE FOR YEAR              AMOUNT
                    AMOUNT                                     ----------------------------         OUTSTANDING
                OUTSTANDING AT         AVERAGE RATE AT           AMOUNT            INTEREST           AT ANY
                 DECEMBER 31             DECEMBER 31           OUTSTANDING           RATE            MONTH END
                --------------         ---------------         -----------         --------         -----------
                (DOLLARS IN THOUSANDS)
Securities sold under agreements to repurchase:
     1993          $274,255                  2.70%              $ 358,141            2.90%           $ 620,829
     1992           357,734                  2.80                 464,395            3.31              568,786
     1991           620,365                  4.11                 457,349            5.52              867,138
Federal funds purchased:
     1993          $160,554                  3.00%              $ 280,429            3.04%           $ 340,289
     1992           198,275                  3.02                 267,555            3.53              349,599
     1991           195,000                  3.89                 390,843            5.68              492,164

ITEM 2.  PROPERTIES.

     UJB owns the building, constructed in 1984, in West Windsor Township, New Jersey where it maintains its corporate headquarters. Additionally, UJB occupies offices in Hackensack, New Jersey in space provided by United Jersey Bank and also occupies offices in Hackensack as well as at other locations in New Jersey, including an office and warehouse facility in Fair Lawn, which it leases from third-party lessors. During 1978, UJB sold a six-story office building that it owned in Hackensack, adjacent to the administrative and principal banking office of United Jersey Bank. United Jersey Bank leases space in the building.

     The principal banking office and administrative offices of United Jersey Bank are located in Hackensack in a nine-story building owned by the bank which was constructed in 1927. The bank occupies substantially the entire building. In addition to its principal office, United Jersey Bank owns 36 of its branch offices buildings; office space in certain of these buildings is leased to others. United Jersey Bank leases the buildings and property for 39 of its branch offices. It leases a multi-level parking garage accommodating 250 cars located near the principal office. UJB leases real property located in Ridgefield Park, New Jersey and a multi-story building containing approximately 300,000 square feet of space for use by UJB Financial Service Corporation as a data processing facility which was completed in 1991. The tenant improvements and furniture, fixtures and equipment for the new facility was initially funded by UJB. On August 31, 1992, the Company consummated the sale of certain assets and simultaneously negotiated the leaseback of these assets. The previous computer center in Hackensack, owned by United Jersey Bank, has been utilized to centralize certain banking activities. Of the 183 banking buildings of the other bank subsidiaries, 87 are owned in fee and 96 are leased. The principal banking and administrative offices of First Valley Bank are located in an eleven-story building built in 1974 in Bethlehem, Pennsylvania. First Valley leases the building for an initial term ending in the year 2000, with renewal options extending for an additional 38 years. First Valley occupies approximately three-quarters of the building. All properties owned by the various bank subsidiaries are unencumbered by mortgages or similar liens.

     The bank subsidiaries at December 31, 1993 operated banking offices in 17 of the 21 counties in New Jersey (Atlantic, Bergen, Burlington, Camden, Cumberland, Essex, Gloucester, Hudson, Mercer, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Union and Warren), and 12 of the 67 counties in Pennsylvania (Berks, Bucks, Carbon, Chester, Delaware, Lancaster, Lehigh, Luzerne, Montgomery, Northampton, Philadelphia and Schuylkill). Gibraltar Corporation of America occupies leased offices in New York City, New York. UJB Investor Services Company occupies leased offices in Fort Lee, Matawan, Morristown, Paramus, Princeton and West Caldwell, New Jersey. Trico Mortgage Company, Inc. occupies leased offices in Somerset, New Jersey. First Valley Leasing, Inc. occupies leased offices in Bethlehem, Pennsylvania. Lehigh Securities Corporation occupies leased offices in Whitehall, Pennsylvania.

ITEM 3.  LEGAL PROCEEDINGS.

     Management does not believe that the ultimate disposition of the litigation discussed below will have a material adverse effect on the financial position and results of operation of the company and its subsidiaries, taken as a whole.

POSEIDON POOLS, INC. SUITS

     Poseidon Pools, Inc., a dissolved subsidiary of Gibraltar Corporation of America (Gibraltar) (a subsidiary of UJB Credit Corporation which, in turn, is a subsidiary of UJB Financial Corp.), was incorporated to take over certain assets of Atreo Manufacturing Co. on April 19, 1975 when Atreo defaulted on a substantial indebtedness to Gibraltar. A substantial portion of the assets and certain liabilities of Poseidon Pools, Inc. along with the right to the name Poseidon Pools were sold to S & V Pools, Inc., an unaffiliated entity, on September 5, 1978. Poseidon Pools, Inc. was subsequently dissolved and the Certificate of Dissolution was filed with the Secretary of State of the State of New York on January 10, 1983. The cases below involve claims of negligence, tort liability, product liability or successor product liability. No opinion has been reached as to liability in any of these cases which have not been concluded.

     UJB and its subsidiaries maintained insurance coverage against the claims related to its ownership of Poseidon Pools, Inc. which are discussed below, and counsel has been assigned by the insurance carriers. However, if any of the plaintiffs prevail and damages are awarded in excess of the applicable insurance coverages, such excess would be payable by subsidiaries of UJB.

     Richard Fleck and Diane Fleck v. KDI Sylvan Pools, Inc. a/k/a Sylvan Pools, Nichols Swim Pools, Inc. and James Hubert v. Atreo Manufacturing Co., Inc., Poseidon Pools, Inc., Poseidon Pools of America, Inc., Gibraltar Factors Corp., The Gibraltar Corporation, S & V Pools, Inc., Esther Williams Swimming Pool Company, Esther Williams Pools, Inc. and Esther Williams All Aluminum Swimming Pool Company, United States District Court, Eastern District of Pennsylvania, Civil Action No. 89-1348, Third Party Complaint filed October 23, 1989.

     The Plaintiffs allege that Richard Fleck suffered injuries resulting in quadriplegia when he dove into an above-ground swimming pool in August 1987. The Plaintiffs claim that the injuries were the result of a defect in the above-ground swimming pool sold by the defendant KDI Sylvan Pools, Inc. ("KDI Sylvan") (a retailer) and a defect in the liner installed in the pool by the defendant James Hubert (the homeowner). In turn, KDI Sylvan filed a Third Party Complaint against Gibraltar and its dissolved subsidiary Poseidon Pools, Inc. and other alleged manufacturers of the pool seeking to impose liability on a variety of negligence and product liability theories. The pool was purchased in 1971.

     The trial commenced on October 2, 1990 with the court dismissing the claims against Poseidon Pools, Inc. prior to the start of the trial. At the conclusion of the Plaintiffs' case, Gibraltar successfully moved for a directed verdict in its favor. The trial continued and the jury awarded $10.2 million in favor of the Plaintiffs as against the remaining Defendants.

     The Plaintiffs and another party (the replacement pool liner manufacturer) filed various post-trial motions which were all denied by the trial court. These parties then filed appeals from the directed verdict in favor of Gibraltar with the United States Circuit Court of Appeals for the Third Circuit. In addition, the replacement pool liner manufacturer also appealed from the trial court's pre-trial dismissal of the claims against Poseidon Pool, Inc. The appeals resulted in an order affirming the judgments with respect to the claims against Gibraltar and Poseidon Pools, Inc. The replacement pool liner manufacturer then filed a petition for a re-hearing en banc which was denied on December 31, 1992. The petition for a writ of certiorari filed by the replacement pool liner manufacturer was denied by the Supreme Court of the United States on March 29, 1993. All subsequent motions were denied and the matter is now concluded.

     A companion suit. Richard Fleck and Diane Fleck v. Atreo Manufacturing Co., Inc., Poseidon Pools, Inc., Poseidon Pools of America, Inc., Gibraltor Factors Corp., The Gibraltar Corporation and S & V Pools, Inc., Commonwealth of Pennsylvania, Court of Common Pleas, Civil Division, July Term, 1989, No. 6755, Summons filed August 4, 1989, is pending in the state court of Pennsylvania. Gibraltar received informal notice of the state court action on August 18, 1989. Based on informal inquiry, the state court action remains dormant.

SHAREHOLDER SUIT

     In Re UJB Financial Corp. Shareholder Litigation, United States District Court for the District of New Jersey, Trenton, Civil Action No. 90-1569. Suit filed April 5, 1990.

     Three suits, UJB Financial Corporation, derivatively by Chappaqua Family Trust and Robert Bassman v. UJB Financial Corporation et al; Irwin Shapiro v. UJB Financial Corp. et al; Lester Associates and Jerome Katz v. UJB Financial Corp, et al were filed in April and May of 1990. These suits were consolidated and a Consolidated Amended Complaint and Derivative Complaint was filed on September 4, 1990.

     This purported derivative and class action securities law suit against UJB Financial Corp. ("UJB") and certain officers and directors is brought by Plaintiffs who are alleged to have owned or purchased securities of UJB from approximately February 1, 1988 through July 1990. Violations are alleged of Sections 10(b), 14(a) and 20 of the Exchange Act, Sections 11, 12 and 15 of the Securities Act of 1933 and New Jersey common law. The suit alleges that UJB's reserves for loan losses were inadequate, resulting in inaccurate financial statements, and that the defendants made misleading positive statements about UJB's financial condition and failed to disclose negative information about UJB's lending policies, operations and finances, thus artificially inflating UJB's earnings and the prices of UJB's securities. The suit further alleges that UJB's internal credit review and controls were inadequate.

     In addition, plaintiffs assert that the 1990 Proxy Statement was false and misleading because it did not disclose that defendants had engaged in the conduct described in the preceding paragraph or that entrenchment allegedly was defendants' true motive behind the adoption of a shareholder rights plan and a provision amending UJB's certificate of incorporation to require 80% approval by the shareholders to increase the authorized number of directors (and 80% approval to amend or repeal any provision of the proposed amendments). The plaintiffs demand judgment including unspecified money damages, a declaration that all action taken at the 1990 Annual Meeting is null and void, a declaration that the shareholder rights plan is void, and attorneys' fees.

     Discovery and determination of class issues were stayed by District Court order. UJB and the defendant directors and officers moved to dismiss the complaint and each claim for relief on various grounds, including, among others: failure to state a claim; failure to plead with particularity; and failure to make the required demand. The District Court granted the motion in part and allowed plaintiffs thirty days to replead or amend their complaint with respect to other alleged wrongdoing. The plaintiffs determined not to replead or amend and appealed the District Court ruling to the U.S. Circuit Court of Appeals. Plaintiffs did not appeal dismissal of the derivative claims and voluntarily withdrew, with prejudice, the claim challenging UJB's 1990 Proxy Statement. On May 22, 1992 the Court of Appeals reversed in part the District Court's decision insofar as it dismissed certain claims in the complaint and remanded same to the District Court for further proceedings, including repleading by the plaintiffs. By orders dated July 7, 1992, the Court of Appeals denied the defendants' petition for rehearing en banc but stayed entry of its mandate until August 13, 1992 to permit defendants to seek review by the United States Supreme Court. All proceedings in the District Court were stayed pending entry of the mandate; the mandate issued upon denial of review by the Supreme Court. On October 13, 1992, the Supreme Court declined to accept the case for review. On March 22, 1993, the Plaintiffs served the Second Consolidated Amended Class Action Complaint which contained substantially the same claims (except for those that had been dismissed) as set forth in the prior Amended Complaint. UJB and the defendant directors and officers then moved to dismiss the Second Consolidated Amended Class Action Complaint and each claim for relief contained therein on various grounds. On September 13, 1993, the District Court denied the defendants' motion to dismiss the plaintiffs' claims under the Securities Exchange Act of 1934 and New Jersey common law and reserved decision on the motion with regard to plaintiffs' claims under the Securities Act of 1933. The plaintiffs subsequently stipulated to the dismissal with prejudice of their claims under the Securities Act of 1933 on October 14, 1993. The defendants filed a motion requesting certification of an appeal from the District Court order to the United States Court of Appeals for the Third

Circuit pursuant to 12 U.S.C. 1292(b) on October 29, 1993. The defendants also filed an Answer denying the allegations of the Second Consolidated Amended Class Action Complaint on October 28, 1993. The District Court by order dated December 3, 1993 denied the defendants' motion requesting certification of an appeal. Discovery commenced in January 1994. As permitted by New Jersey law, the expenses of the individual defendants are being advanced by UJB. The Board and management of UJB believe the allegations contained in the lawsuit to be lacking in merit and intend to defend this lawsuit vigorously.

OTHER LITIGATION

     1. McAdoo CERCLA Matter. First Valley Bank ("FVB") foreclosed on property in McAdoo, Pennsylvania, taking title by a sheriff's deed in 1980. The property was later designated by the United States Environmental Protection Agency ("EPA") as a part of a site (the "McAdoo Site") listed on the National Priorities List of sites to be remediated pursuant to the federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA").

     On June 3, 1988, the United States District Court for the Eastern District of Pennsylvania entered a Consent Decree in United States v. Air Products and Chemicals, Inc., Civil Action No. 87-7352 (the "Air Products litigation"), in which sixty-five potentially responsible parties ("PRPs"), not including FVB, agreed to undertake remediation of the McAdoo Site and the United States agreed to pay 25% of the settling PRPs (the "Initial PRPs") cost of remediation.

     On June 11, 1988, after having made a demand upon FVB and a number of other non-settling PRPs, the United States sued a number of the PRPs other than FVB who did not enter into the Consent Decree in a matter entitled United States of America v. Alcan Aluminum et al, United States District Court, Eastern District of Pennsylvania, Civil Action No. 88-4970 (the "Alcan litigation"). Although the United States did not sue FVB, on April 16, 1990, one defendant in the Alcan Litigation, Kalama Chemical, Inc., filed a motion for leave to file a third party complaint against FVB seeking contribution. The motion was denied without prejudice.

     FVB then participated in settlement discussions in the Alcan litigation. Pursuant to those negotiations, FVB and certain defendants, third-party defendants and other potential third-party defendants deposited, in a Court registry, a sum which the United States agreed will satisfy all of its claims against FVB. The parties also executed a Consent Decree which was approved by the District Court by Order dated June 24, 1993. The Consent Decree gives FVB a broad covenant not to sue and contribution protection to the extent available under 42 U.S.C. sec. 9622(d)(2). The Consent Decree was the subject of public notice and comment, pursuant to 42 U.S.C. sec. 9622(d)(2). The Initial PRPs submitted comments to the United States objecting to the Consent Decree, including inter alia, the broad release provided to FVB. The Initial PRPs also filed a motion to intervene in the Alcan litigation, which was denied by the District Court. The Initial PRPs then appealed that denial to the United States Court of Appeals for the Third Circuit in a matter captioned United States v. Alcan Aluminum, Inc., et al., Action No. 93-1099 (3rd Cir.). Briefs have been submitted in the appeal, the Court heard oral argument on December 2, 1993, and the parties are awaiting the decision.

     2. In re Payroll Express Corporation of New York and Payroll Express Corporation, United States Bankruptcy Court for the Southern District of New York, Case Nos. 92-B-43149 (CB) and 92-B-43150 (CB).

     United Jersey Bank (the "Bank") is involved in six Chapter 11 cases venued in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Cases") involving a former customer of the Bank, Payroll Express Corp. ("Payroll"), and several related entities. Payroll was primarily in the business of providing on-site check cashing services.

     Customers of Payroll deposited funds into a general deposit account ("Account") at the Bank to cover their payrolls. The Account was given credit for deposits received by Payroll and cash was obtained by debiting the Account.

     Payroll perpetrated a substantial check kiting scheme using the Account and another account at National Westminster Bank, NJ ("NatWest"). NatWest apparently discovered this scheme in late May of 1992. Due to this discovery, NatWest ceased honoring checks drawn by Payroll on its account. UJB was ultimately left with a loan of approximately $4 million in the Account.

     On June 5, 1992, Robert Falzenberg, the President of Payroll, was charged in a federal court located in Manhattan with embezzlement and wire fraud. He has pled guilty to among other things, wire and tax fraud, and was sentenced to 6 1/2 years imprisonment in March 1994.

     A trustee (the "Trustee") has been appointed by the Bankruptcy Court, and he is currently conducting an investigation of Payroll. The Trustee has also retained special counsel to pursue potential claims against the fidelity insurers of Payroll Express Corp. and possibly Payroll's insurance agent. Several parties concerned with the Bankruptcy Cases have undertaken an extensive discovery process pursuant to a Discovery Order under Bankruptcy Rule 2004. Several depositions have been taken and numerous documents exchanged.

     Payroll customers deposited a total of $11.8 million dollars into the Account during this period of time. Several of these customers have asserted claims against the Bank, although only two lawsuits by sixteen customers, are currently pending against the Bank: Beth Israel Medical Center, et al. v. United Jersey Bank and National Westminster Bank NJ, United States District Court for the District of New Jersey, Civ. No. CV-93-4348 (WGB), and Towers Financial Corp. v. United Jersey Bank, United States District for the Court District of New Jersey, Civ. No. CV-92-2175 (WGB). The two lawsuits allege various causes of action, including unjust enrichment, restitution, conversion, fraud, negligence and/or breach of fiduciary duty. The two lawsuits allege a total of approximately $7.2 million in damages. Towers has filed for protection under the bankruptcy laws and the above case has been inactive for several months. The bank has recently filed a motion in the Beth Israel case to stay that litigation pending future developments in the Bankruptcy Cases. Other customers may also claim that money credited to the Account should be returned by the Bank.

     The Trustee appointed in the Bankruptcy Cases described above has filed an adversary proceeding entitled John E. Pereira, as Chapter 11 Trustee v. UJB, Adversary Proceeding No. 93-1086A in the bankruptcy court for the Southern District of New York, which claims that these deposits should be recovered by the Payroll Express estate as an avoidable preference.

     The Bank believes it has acted within its rights and that it possesses substantial meritorious defenses with regard to all of the cases described above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following data is supplied as of March 11, 1994:

                                            TITLE (ALL POSITIONS AND OFFICES PRESENTLY HELD
              NAME                 AGE      WITH REGISTRANT) AND YEAR APPOINTED TO OFFICE(S)
- ---------------------------------  ---   ------------------------------------------------------
T. Joseph Semrod.................  57    Chairman of the Board and President (1981)
John G. Collins..................  57    Vice Chairman (1986)
John R. Howell...................  60    Vice Chairman (1987)
John R. Haggerty.................  58    Senior Executive Vice President/Finance (1987) and
                                         Treasurer (1981)
Sabry J. Mackoul.................  53    Senior Executive Vice President/Retail Banking (1993),
                                         President (1993) and Chief Executive Officer (1993) of
                                         United Jersey Bank
Stephen H. Paneyko...............  51    Senior Executive Vice President/Commercial Banking
                                         (1987)
Larry L. Betsinger...............  56    Executive Vice President/Corporate Information
                                         Services (1990)
Alfred M. D'Augusta..............  52    Executive Vice President/Human Resources (1988)
William F. Flyge.................  56    Executive Vice President/Investment Management (1991)
William J. Healy.................  49    Executive Vice President (1988) and Comptroller (1979)
                                         and Assistant Secretary (1980)
James J. Holzinger...............  58    Executive Vice President/Commercial Banking (1987)
Richard F. Ober, Jr. ............  50    Executive Vice President (1988), General Counsel
                                         (1975) and Secretary (1978)
Dennis Porterfield...............  57    Executive Vice President/Bank Investments (1991) and
                                         Assistant Secretary (1975)
Alan N. Posencheg................  51    Executive Vice President/Corporate Operations (1984)
Edmund C. Weiss, Jr. ............  51    Executive Vice President (1990) and Auditor (1977)

     The term of each of the above officers is until the next organization meeting of the Board of Directors, which occurs immediately following the annual meeting of shareholders, and until a successor is appointed by the Board of Directors. Each officer may be removed at any time by the Board of Directors without cause. Management of UJB is not aware of any family relationship between any director or executive officer or person nominated or chosen to become a director or executive officer.

     All of the executive officers named above have been employed in executive positions by UJB, a subsidiary of UJB or a bank holding company merged into UJB for more than the last five years, except Mr. Betsinger. Mr. Betsinger was previously employed by Meritor Financial Corp. (diversified financial services holding company), Philadelphia, PA, as senior vice president and chief information officer (1986-1989).

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     This item has been omitted pursuant to paragraph (2) of General Instruction "G" -- Information to be Incorporated by Reference. See the Shareholders' Equity and Dividends section in the Financial Review on pages 32 and 33, Notes 12 and 13 to the Consolidated Financial Statements on pages 46 and 47 and Unaudited Quarterly Financial Data on page 53 of the 1993 Annual Report incorporated herein by reference as Exhibit 13. At February 28 , 1994 there were 20,636 record holders of UJB Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     This item is omitted pursuant to paragraph (2) of General Instruction "G" -- Information to be Incorporated by Reference. See Summary of Selected Financial Data on Page 2 of the 1993 Annual Report incorporated herein by reference as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This item is omitted pursuant to paragraph (2) of General Instruction
"G" -- Information to be Incorporated by Reference. See Financial Review on pages 25 through 35 of the 1993 Annual Report incorporated herein by reference as Exhibit 13. Reference is made to page 10 of this report for a discussion of the effects of inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     This item is omitted pursuant to paragraph (2) of General Instruction "G" -- Information to be Incorporated by Reference.

     See Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 38 through 51 of the 1993 Annual Report incorporated herein by reference as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     This item is omitted pursuant to paragraph (3) of General Instruction
"G" -- Information to be Incorporated by Reference, except that certain information on Executive Officers of the Registrant is included in Part I of this report. A definitive proxy statement, dated March 11, 1994 (the "Proxy Statement"), was filed with the Securities and Exchange Commission. Information required by Item 401 of Regulation S-K is provided at page 25 of this Annual Report on Form 10-K and at pages 2-5 of the Proxy Statement under the caption "Election of Directors", which is hereby incorporated herein by reference. Information required by Item 405 of Regulation S-K is provided at pages 17-18 of the Proxy Statement in the material appearing under the caption "Additional Information Regarding Directors and Officers" and is hereby incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     This item is omitted pursuant to paragraph (3) of General Instruction
"G" -- Information to be Incorporated by Reference. Information required by Item 402 of Regulation S-K is provided at page 9 of the Proxy Statement under the caption "Corporate Governance of UJB -- Remuneration of Directors", at pages 9-10 and 12-15 of the Proxy Statement under the caption "Compensation Committee Report on Executive Compensation", at pages 11 and 14 of the Proxy Statement under the captions "Summary Compensation Table", "Options/SAR Grants in Last Fiscal Year" and "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values", at page 16 of the Proxy Statement under the caption "Stock Performance Graph" and at pages 18-21 of the Proxy Statement under the caption "Certain Information As To Executive Officers", all of which information is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     This item has been omitted pursuant to paragraph (3) of General Instruction "G" -- "Information to be Incorporated by Reference". Information required by
Item 403 of Regulation S-K is provided at page 1 of the Proxy Statement in the introductory information to the Proxy Statement and at pages 6-7 of the Proxy Statement under the caption "Beneficial Ownership of UJB Equity Securities by Directors and Executive Officers", all of which is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     This item is omitted pursuant to paragraph (3) of Instruction
"G" -- "Information to be Incorporated by Reference". Information required by
Item 404 of Regulation S-K is provided at pages 17-18 of the Proxy Statement in the material appearing under the caption "Additional Information Regarding Directors and Officers", which is hereby incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a)(1) Financial statements, UJB Financial Corp. and Subsidiaries:

                                                                                        PAGE
                                                                                        -----
                Management's and Independent Auditors' Report..........................   52*
                Consolidated Balance Sheets -- December 31, 1993 and 1992..............   38*
                Consolidated Statements of Income -- Three Years Ended December 31,
                  1993.................................................................   39*
                Consolidated Statements of Shareholders' Equity -- Three Years Ended
                  December 31, 1993....................................................   40*
                Consolidated Statements of Cash Flows -- Three Years Ended December 31,
                  1993.................................................................   41*
                Notes to Consolidated Financial Statements.............................   42*
                Unaudited Quarterly Financial Data.....................................   53*

     Financial statement schedules are omitted as the required information is not applicable or the information is presented in the financial statements or related notes thereto.

  (3) Other Exhibits (all references to Forms 8-K, 10-K and 10-Q refer to Securities and Exchange Commission File No. 1-6451. Other Exhibits are numbered in accordance with Item 601 of Regulation S-K):

        (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

                      A. Agreement and Plan of Merger, dated December 16, 1993,
                         between UJB Financial Corp. and VSB Bancorp, Inc., as amended (incorporated by reference without exhibits to Exhibits 2(a) and 2(b) to Registration Statement No. 33-52769 on Form S-4, filed March 21, 1994).

        (3) Articles of incorporation; By-laws.

               (8)   A. Restated Certificate of Incorporation of UJB Financial
                        Corp., as restated July 1, 1988, as amended through August 20, 1993 (incorporated by reference to Exhibit
                        (3)A.(i) on Form 10-Q for the quarter ended September 30, 1993).

                       B. By-Laws of UJB Financial Corp. as amended through
                          December 16, 1992 (incorporated by reference to Exhibit (3)B.(i) on Form 8-K, dated December 16,
                          1992).

        (4) Instruments defining the rights of security holders, including indentures.

                      A. Rights Agreement, dated as of August 16, 1989, by and
                         between UJB Financial Corp. and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A, filed August 28, 1989).

                       B. Indenture, dated as of November 1, 1972, between UJB
                          Financial Corp. (under former name of United Jersey Banks) and The Bank of New York, as Trustee, for $20,000,000 of 7 3/4% Sinking Fund Debentures due November 1, 1997 (incorporated by reference to Exhibit 4(a) to Amendment No. 2 to Registration Statement No. 2-45397 on Form S-1, filed October 25, 1972).

                       C. Purchase Agreement, dated October 25, 1972, between
                          UJB Financial Corp. (under former name of United Jersey Banks) and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Brothers, for 7 3/4% Sinking Fund Debentures (incor-

- ---------------

*Refers to the respective page numbers of UJB Financial Corp. 1993 Annual Report to Shareholders included as Exhibit 13. Such pages are incorporated herein by reference.

porated by reference to Exhibit 1(b) to Amendment No. 2 to Registration Statement No. 2-45397 on Form S-1, filed October 25, 1972).

                      D. Note Agreement, dated as of August 19, 1993, between
                         UJB Financial Corp. and The Northwestern Mutual Life Insurance Company relating to $20,000,000 of 7.95% Senior Notes Due August 25, 2003 (incorporated by reference to Exhibit (4)D. on Form 10-Q for the quarter ended September 30, 1993).

                  E. (deleted)

                  F. (deleted)

                      G. (i) Subordinated Indenture, dated as of December 1,
                         1992, between UJB Financial Corp. and Citibank, N.A., Trustee, relating to $175,000,000 of 8 5/8% Subordinated Notes Due December 10, 2002 of UJB Financial Corp. (incorporated by reference to Exhibit
                         (4)G. on Form 10-K for the year ended December 31,
                         1992), and (ii) Specimen of UJB Financial Corp.'s
                         8 5/8% Subordinated Notes Due December 10, 2002 (incorporated by reference to Exhibit 4 on Form 8-K, dated December 10, 1992).

                 H. (deleted)

                  I. (deleted)

                  J. (deleted)

                      K. (i) Indenture, dated as of August 1, 1983, between
                         Commercial Bancshares, Inc. and Midlantic National Bank, Trustee, relating to the 13% Subordinated Debentures of UJB Financial Corp. (incorporated by reference to Exhibit (4)K.(i) to Registration Statement No. 33-10170 on Form S-3, filed November 14, 1986).

                         (ii) First Supplemental Indenture, dated as of December 1, 1986, between Commercial Bancshares, Inc., UJB Financial Corp. (under former name of United Jersey Banks) and Midlantic National Bank, Trustee, relating to the 13% Subordinated Debentures of UJB Financial Corp. (incorporated by reference to Exhibit (4)K.(ii) on Form 10-K for the year ended December 31, 1992).

                  L. (deleted)

                 M. (deleted)

                 N. (deleted)

                 O. (deleted)

                  P. (deleted)

                 Q. (deleted)

                       R. (i) Note Agreement, dated as of November 10, 1985,
                          between First Valley Corporation and the Northwestern Mutual Life Insurance Company relating to $20,000,000 of 11 1/2% Senior Notes Due December 15, 1995 of First Valley Corporation (incorporated by reference to Exhibit (4)R.(i) on Form 10-K for the year ended December 31, 1992), (ii) Guarantee, dated February 28, 1989, of UJB Financial Corp. (under former name of United Jersey Banks) guaranteeing full and timely payment of principal and interest due from First Valley Corporation under the Note Agreement, (iii) Letter Amendment, dated April 6, 1989, to the Note Agreement (incorporated by reference to Exhibit
                          (4)R.(iii) on Form 10-Q for the quarter ended March 31, 1989), (iv) Second Amendment, dated August 18, 1989, to the Note Agreement (incorporated by reference to Exhibit (4)R.(iv) on Form 10-Q for the quarter ended June 30, 1993), and (v) Third Amendment, dated

                          September 1, 1993, to the Note Agreement (incorporated by referenced to Exhibit (4)R.(v) on Form 10-Q for the quarter ended September 30, 1993).

             (10) Material Contracts

                      A. Ten year real estate lease executed and dated July 27,
                         1989 from Polevoy Associates for real property and improvements located thereon in Fair Lawn, New Jersey for use as purchasing department offices and warehouse facility (incorporated by reference to Exhibit (10)A. on Form 10-K for the year ended December 31, 1989).

                       B. (i) Master Agreement of Lease, dated January 26, 1982,
                          between United Jersey Banks (former name of UJB Financial Corp.) and Sha-Li Leasing Associates, Inc. relating to equipment leases in excess of $10,000,000 in aggregate lease obligations, including form of Equipment Schedule (incorporated by referenced to Exhibit (10)B.(i) on Form 10-Q for the quarter ended September 30, 1993), (ii) Assignment and Assumption of Equipment Lease, effective December 31, 1991, between UJB Financial Corp. and UJB Financial Service Corporation (relating to assignment of Master Agreement of Lease) (incorporated by reference to Exhibit (10)B.(ii) on Form 10-Q for the quarter ended September 30, 1993), and (iii) Form of Guaranty Agreement between UJB Financial Corp. and various lenders under the Master Agreement of Lease relating to certain equipment leases in excess of $10,000,000 in aggregate lease obligations (incorporated by reference to Exhibit (10)B.(iii) on Form 10-Q for the quarter ended September 30, 1993).

                     *C. (i) UJB Financial Corp. 1993 Incentive Stock and Option
                         Plan (incorporated by reference to Exhibit 10(C) to Registration Statement No. 33-62972 on Form S-8, filed May 19, 1993), and (ii) Compensation Committee Regulations for the Grant and Exercise of Stock Options and Restricted Stock (adopted July 19, 1993) (incorporated by reference to Exhibit (10)C.(ii) on Form 10-Q for the quarter ended June 30, 1993).

                     *D. (i) UJB Financial Corp. 1990 Stock Option Plan
                         (incorporated by reference to Exhibit (10)D. on Form 10-Q for the quarter ended June 30, 1990), and (ii) Compensation Committee Regulations for the Grant and Exercise of Stock Options and Restricted Stock (adopted July 19, 1993) (incorporated by reference to Exhibit
                         (10)C.(ii) on Form 10-Q for the Quarter ended June 30,
                         1993).

                     *E. (i) UJB Financial Corp. 1989 Long-Term Performance
                         Stock Plan (incorporated by reference to Exhibit (10)E. on Form 10-K for the year ended December 31, 1990), and
                         (ii) Compensation Committee Regulations for the Grant and Exercise of Stock Options and Restricted Stock (adopted July 19, 1993) (incorporated by reference to Exhibit (10)C.(ii) on Form 10-Q for the Quarter ended June 30, 1993).

                      *F. Description of Incentive Plan approved January 20,
                          1982 (incorporated by reference to Exhibit (10)F. on Form 10-K for the year ended December 31, 1989).

                      G. Deferred Compensation Plan for Directors, as revised
                         October 17, 1979 (incorporated by reference to Exhibit
                         (10)G. on Form 10-K for the year ended December 31,
                         1989).

                     *H. (i) Agreement dated April 2, 1981 between UJB Financial
                         Corp. (under former name of United Jersey Banks) and T. Joseph Semrod (incorporated by reference to Exhibit
                         (10)H.(i) on Form 10-K for the year ended December 31,
                         1989), with (ii) Amendment No. 1 dated May 5, 1981 (incorporated by reference to Ex-

- ---------------

* Management contract or compensatory plan or arrangement.

 hibit (10)H.(ii) on Form 10-K for the year ended December 31, 1989), (iii) Amendment No. 2 dated December 15, 1982 (incorporated by reference to Exhibit
 (10)H.(iii) on Form 10-K for the year ended December 31, 1989), and (iv) Amendment No. 3 dated August 20, 1986 (incorporated by reference to Exhibit
 (10)H.(iv) on Form 10-K for the year ended December 31, 1989).

                  I. (deleted)

                  J. (deleted)

                      K. (i) Guaranty Agreement, dated August 7, 1991, by and
                         between UJB Financial Corp. and Security Pacific National Bank, as Trustee (incorporated by reference to Exhibit (10)K.(i) on Form 10-Q for the quarter ended June 30, 1991), (ii) Warranty Bill of Sale, dated August 7, 1991, of Trico Mortgage Company (incorporated by reference to Exhibit (10)K.(ii) on Form 10-Q for the quarter ended June 30, 1991), and (iii) Pooling and Servicing Agreement, dated as of June 30, 1991, by and among Trico Mortgage Company, Inc., Securitization Subsidiary I, Inc. and Security Pacific National Bank, as Trustee (incorporated by reference to Exhibit
                         (10)K.(iii) on Form 10-Q for the quarter ended June 30,
                         1991).

                     *L. (i) United Jersey Banks (former name of UJB Financial
                         Corp.) 1982 Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 2-78500 on Form S-8, filed July 21, 1982) with (ii) Amendment No. 1, dated June 16, 1984 (incorporated by reference to Exhibit (10)L.(ii) on Form 10-K for the year ended December 31, 1989), (iii) Amendment No. 2, dated December 19, 1990 (incorporated by reference to Exhibit (10)L.(iii) on Form 10-K for the year ended December 31, 1990.), and (iv) Compensation Committee Regulations for the Grant and Exercise of Stock Options and Restricted Stock (adopted July 19, 1993) (incorporated by reference to Exhibit (10)C.(ii) on Form 10-Q for the Quarter ended June 30, 1993).
.

                     *M. (i) Retirement Restoration Plan, adopted April 19, 1993
                         (incorporated by reference to Exhibit (10)M.(i) on Form 10-K for the year ended December 31, 1989), (ii) Supplemental Retirement Plan, adopted August 16, 1989 (incorporated by reference to Exhibit (10)M.(ii) on Form 10-Q for the quarter ended September 30, 1989), and (iii) Written Consent of UJB Financial Corp. Benefits Committee interpreting the Retirement Restoration Plan, adopted August 30, 1989 (incorporated by reference to Exhibit (10)M.(iii) on Form 10-Q for the quarter ended September 30, 1989).

                      N. (i) Equipment Lease Guaranty dated as of August 31,
                         1992 by UJB Financial Corp. to Sanwa General Equipment Leasing, Inc. (incorporated by reference to Exhibit
                         (10)N.(i) on Form 10-Q for the quarter ended March 31,
                         1993), and (ii) Equipment Lease Agreement dated as of August 31, 1992 and Equipment Schedule Nos. A-1 and A-2 dated as of August 31, 1992 between Sanwa General Equipment Leasing, Inc. and UJB Financial Service Corporation, United Jersey Bank, United Jersey Bank/Central, N.A. and United Jersey Bank/South, N.A., pursuant to Equipment Lease Agreement dated as of August 31, 1992, for five year lease of furniture, fixtures and equipment (incorporated by reference to Exhibit (10)N.(ii) on Form 10-Q for the quarter ended March 31, 1993).

- ---------------

* Management contract or compensatory plan or arrangement.

                      O. (i) Equipment Lease Guaranty dated as of August 31,
                         1992 by UJB Financial Corp. to MetLife Capital Corporation (incorporated by reference to Exhibit
                         (10)O.(i) on Form 10-Q for the quarter ended March 31,
                         1993), and (ii) Equipment Schedule Nos. B-1 and B-2 dated as of August 31, 1992 between MetLife Capital Corporation and UJB Financial Service Corporation, United Jersey Bank, United Jersey Bank/Central, N.A. and United Jersey Bank/South, N.A. pursuant to Equipment Lease Agreement dated as of August 31, 1992 between Sanwa General Equipment Leasing, Inc. and United Jersey Bank, United Jersey Bank/Central, N.A. and United Jersey Bank/South, N.A., for five year lease of furniture, fixtures and equipment (incorporated by reference to Exhibit (10)O.(ii) on Form 10-Q for the quarter ended March 31, 1993).

                       P. Twenty-year real estate lease executed and dated
                          December 12, 1988 from Hartz Mountain Industries, Inc. for real property located in Ridgefield Park, New Jersey and improvements to be constructed by Hartz thereon for use as new data processing facility for the company.

                 Q. (deleted)

                       R. (i) UJB Financial Corp. Savings Incentive Plan,
                          amended and restated as of July 1, 1993 (incorporated by reference to Exhibit (10)R. on Form 10-Q for the quarter ended June 30, 1993), with (ii) amendments adopted November 29, 1993, and (iii) amendments adopted January 24, 1994.

                       S. (i) Trust Agreement for the United Jersey Banks Profit
                          Sharing Plan (now UJB Financial Corp. Savings Incentive Plan) made as of January 1976 (incorporated by reference to Exhibit (10)M. to Registration Statement No. 1-82789 on Form S-8, filed March 31,
                          1988), with (ii) Amendment No. 1, dated June 21, 1983 (incorporated by reference to Exhibit (10)S.(ii) on Form 10-K for the year ended December 31, 1989), and
                          (iii) Amendment No. 2, dated August 15, 1984
                          (incorporated by reference to Exhibit (10)S.(iii) to Post-Effective Amendment No. 1 to Registration Statement No. 2-82789 on Form S-8, filed August 1,
                          1984).

                  T. (deleted)

                 U. (deleted)

                  V. (deleted)

                      W. (i) Retirement Plan for Outside Directors of UJB
                         Financial Corp., as amended and restated February 20, 1990 (incorporated by reference to Exhibit (10)W. on Form 10-K for the year ended December 31, 1990), and
                         (ii) Interpretation, dated March 15, 1993, of the Retirement Plan for Outside Directors of UJB Financial Corp. (incorporated by reference to Exhibit (10)W.(ii) on Form 10-K for the year ended December 31, 1992).

                 X. (deleted)

                 Y. (deleted)

                       Z. Stock Option Agreement, dated December 16, 1993,
                          issued by VSB Bancorp, Inc. to UJB Financial Corp. (incorporated by reference to Exhibit (10)Z. on Form 8-K, dated December 15, 1993).

                AA. (deleted)

                BB. (deleted)

                CC. (deleted)

                DD. (deleted)

                     *EE. (i) Form of Termination Agreement between UJB
                          Financial Corp. and each of T. Joseph Semrod, John G. Collins, John R. Howell, John R. Haggerty, Stephen H. Paneyko, Larry L. Betsinger, Alfred M. D'Augusta, William J. Healy, James J. Holzinger, William F. Flyge, Sabry J. Mackoul, Richard F. Ober, Jr., Dennis Porterfield, Alan N. Posencheg and Edmund C. Weiss, Jr. (incorporated by reference to Exhibit (10)EE.(i) on Form 10-K for the year ended December 31, 1991) with (ii) Amendment No. 1, dated December 20, 1989 (incorporated by reference to Exhibit (10)EE.(ii) on Form 10-K for the year ended December 31, 1991), (iii) Amendment No. 2, dated October 16, 1991 (incorporated by reference to Exhibit (10)EE.(iii) on Form 10-K for the year ended December 31, 1991), and (iv) Amendment No. 3, dated December 16, 1992 (incorporated by reference to Exhibit (10)EE.(iv) on Form 8-K, dated January 19, 1993).

                     *FF. UJB Financial Corp. Executive Severance Plan, as
                          amended through December 16, 1992 (incorporated by reference to Exhibit (10)FF. on Form 8-K, dated January 19, 1993).

                GG. (deleted)

                     HH. Retirement Program for Outside Directors of Franklin
                         State Bank (incorporated by reference to Exhibit
                         (10)HH. on Form 10-K for the year ended December 31,
                         1991).

                      II. Franklin State Bank Deferred Compensation Plan adopted
                          January 10, 1984 (incorporated by reference to Exhibit
                          (10)II. on Form 10-K for the year ended December 31,
                          1991).

                      JJ. (i) Retirement Plan for Outside Directors of
                          Commercial Bancshares, Inc. adopted May 1, 1986 (incorporated by reference to Exhibit (10)JJ. on Form 10-K for the year ended December 31, 1991), and (ii) Compensation Committee Interpretation, dated July 19, 1993 (incorporated by reference to Exhibit (10)JJ.(ii) on Form 10-Q for the quarter ended June 30, 1993).

                     KK. (i) Commercial Bancshares, Inc. Directors Deferred
                         Compensation Plan adopted May 20, 1986 (substantially identical plans were adopted by former subsidiaries of Commercial Bancshares, Inc.) (incorporated by reference to Exhibit (10)KK.(i) on Form 10-K for the year ended December 31, 1991) and (ii) related Master Trust Agreement (incorporated by reference to Exhibit
                         (10)KK.(ii) on Form 10-K for the year ended December 31, 1991).

                     *LL. (i) United Jersey Banks (former name of UJB Financial
                          Corp.) 1987 Stock Option Plan (incorporated by reference to Exhibit (10)LL.(i) on Form 10-K for the year ended December 31, 1991) with (ii) Amendment dated April 25, 1989 (incorporated by reference to Exhibit (10)LL.(ii) on Form 10-Q for the quarter ended March 31, 1989), (iii) amendment dated June 30, 1990 (incorporated by reference to Exhibit (10)LL.(ii) on Form 10-Q for the quarter ended June 30, 1990), and
                          (iv) Compensation Committee Regulations for the Grant and Exercise of Stock Options and Restricted Stock (adopted July 19, 1993) (incorporated by reference to Exhibit (10)C.(ii) on Form 10-Q for the Quarter ended June 30, 1993).

               MM. (deleted)

- ---------------

* Management contract or compensatory plan or arrangement.

                    *NN. First Valley Bank Executive Management Incentive Bonus
                         Plan (incorporated by reference to Exhibit (10)NN. on Form 10-K for the year ended December 31, 1992).

             (13) UJB Financial Corp. 1993 Annual Report to Shareholders

             (21) Subsidiaries of the registrant.

             (23) Consents of Experts and Counsel

                  A. Independent Auditor's Consent -- KPMG Peat Marwick
- ---------------
* Management contract or compensatory plan or arrangement.

None of the Exhibits listed above other than the UJB Financial Corp. 1993 Annual Report to Shareholders are furnished herewith (other than certain copies filed with the Securities and Exchange Commission). Any of such Exhibits will be furnished to any requesting securityholder upon payment of a fee of 15c per page. Contact Lori A. Wierzbinsky, Assistant Corporate Secretary, UJB Financial Corp., P.O. Box 2066, Princeton, NJ 08543-2066 for a determination of the fee necessary to fulfill any request.

     b) Reports on Form 8-K.

     In a Current Report on Form 8-K, dated December 15, 1993, the Company, under Item 5 -- Other Events and Item 7 -- Financial Statements and Exhibits, reported the following:

          On December 15, 1993, the Board of Directors of the Company approved a 31.3% increase in the Company's quarterly Common Stock dividend to $.21 per share, up from the previous rate of $.16 per share. This represented an increase in the annual dividend rate on the Company's Common Stock to $.84 from $.64.

          On December 16, 1993, the Company and VSB Bancorp Inc., a Delaware business corporation and bank holding company registered under the federal Bank Holding Company Act of 1956 ("VSB"), entered into an Agreement and Plan of Merger (the "Agreement") providing for the merger of VSB with and into the Company and the issuance, in accordance with the exchange ratio provided for in the Agreement, of shares of the Common Stock of Registrant to shareholders of VSB in exchange for outstanding shares of the Common Stock of VSB held by such shareholders, all upon the satisfaction of the terms and conditions set forth in the Agreement, including the receipt of approval from the Board of Governors of the Federal Reserve System (the "Merger"). Simultaneously with the execution of the Agreement, the Company and VSB entered into a stock option agreement, dated December 16, 1993 (the "Stock Option Agreement"), pursuant to which Registrant acquired from VSB and VSB granted to the Company the option to purchase 841,704 shares of the Common Stock of VSB at $18.125 per share (the "Option"). The Option is exercisable upon the occurrence of a Purchase Event (as defined in the Stock Option Agreement). The Option terminates upon the occurrence of an Exercise Termination Event (as defined in the Stock Option Agreement).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UJB FINANCIAL CORP.

Dated: March 18, 1994                     By: /s/       J. R. HAGGERTY
                                                      John R. Haggerty
                                                   Senior Executive Vice
                                                      President/Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURES                                 TITLE                     DATE
- ---------------------------------------------  -------------------------------  ----------------
          /s/ T. JOSEPH SEMROD                     Chairman of the Board,         March 23, 1994
              T. Joseph Semrod                 President and Director (Chief
                                                     Executive Officer)

           /s/ JOHN G. COLLINS                   Vice Chairman and Director       March 18, 1994
               John G. Collins

           /s/ JOHN R. HOWELL                    Vice Chairman and Director       March 25, 1994
               John R. Howell

           /s/  J. R. HAGGERTY                      Senior Executive Vice         March 18, 1994
              John R. Haggerty                 President/Finance (Principal
                                                     Financial Officer)

          /s/ WILLIAM J. HEALY                  Executive Vice President and      March 18, 1994
              William J. Healy                    Comptroller (Principal
                                                    Accounting Officer)

          /s/  ROBERT L. BOYLE                            Director                March 18, 1994
               Robert L. Boyle

         /s/ T.J. DERMOT DUNPHY                           Director                March 24, 1994
             T.J. Dermot Dunphy

          /s/ ELINOR J. FERDON                            Director                March 23, 1994
              Elinor J. Ferdon

           /s/ FRED G. HARVEY                             Director                March 22, 1994
               Fred G. Harvey

                 SIGNATURES                                 TITLE                     DATE
- ---------------------------------------------  -------------------------------  ----------------
         /s/  FRANCIS J. MERTZ                            Director                March 21, 1994
              Francis J. Mertz

        /s/                                               Director                March   , 1994
            George L. Miles, Jr.

      /s/   HENRY S. PATTERSON II                         Director                March 22, 1994
            Henry S. Patterson II

      /s/    RAYMOND SILVERSTEIN                          Director                March 23, 1994
             Raymond Silverstein

          /s/  JOSEPH M. TABAK                            Director                March 23, 1994
               Joseph M. Tabak

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER                                 DESCRIPTION
                      --------------------------------------------------------------
      (4)R.(ii)       Guarantee, dated February 28, 1989, of UJB Financial Corp.
                      guaranteeing full and timely payment of principal and interest due from First Valley Corporation under the Note Agreement dated as of November 10, 1985, between First Valley
                      Corporation and the Northwestern Mutual Life Insurance Company
                      relating to $20,000,000 of 11 1/2% Senior Notes Due December
                      15, 1995 of First Valley Corporation.
      (10)P.          Twenty-year real estate lease executed and dated December 12,
                      1988 from Hartz Mountain Industries, Inc. for real property located in Ridgefield Park, New Jersey and improvements to be constructed by Hartz thereon for use as new data processing facility for the company.
      (10)R.(ii)      Amendments adopted November 29, 1993 to the UJB Financial
                      Corp. Savings Incentive Plan.
      (iii)           Amendments adopted January 24, 1994 to the UJB Financial Corp.
                      Savings Incentive Plan.
      (13)            UJB Financial Corp. 1993 Annual Report to Shareholders.
      (21)            Subsidiaries of the registrant.
      (23)            Independent Auditors Consent -- KPMG Peat Marwick