Form 10-Q
period 1994-03-31
UJB FINANCIAL CORP /NJ/
filed 1994-05-16
CIK 101320

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1994

                                  or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number:  1-6451

                    UJB Financial Corp.
        (Exact name of registrant as specified in its charter)

        New Jersey                                      22-1903313
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

301 Carnegie Center, P.O. Box 2066, Princeton, New Jersey    08543-2066

(Address of principal executive offices)                     (Zip Code)

                                (609) 987-3200
         (Registrant's telephone number, including area code)

_______________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report).

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   [X] Yes   [ ] No

  As of April 30, 1994 there were 51,935,047 shares of common stock,
                     $1.20 par value, outstanding

                    PART I.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS.

    In accordance with Instruction D., included herein as Exhibit (28)A is UJB Financial Corp. consolidated balance sheets as of March 31, 1994, December 31, 1993 and March 31, 1993; as Exhibit (28)B is UJB Financial Corp. consolidated statements of income for the three months ended March 31, 1994 and 1993; and as Exhibit (28)C is UJB Financial Corp. consolidated statements of cash flows for the three months ended March 31, 1994 and 1993. Also included herein as Exhibit (28)D is UJB Financial Corp. consolidated statements of shareholders' equity as of March 31, 1994 and 1993; and as Exhibit
    (28)E is UJB Financial Corp. consolidated average balance sheets with resultant interest and rates for the three months ended March 31, 1994 and 1993.

    The consolidated financial statements included herein as Exhibits include the accounts of UJB Financial Corp. and all of its subsidiaries (the Company). Significant intercompany transactions have been eliminated in consolidation.

    The consolidated financial statements have been prepared on an accrual basis. For additional information and disclosures required under generally accepted accounting principles, reference is made to the registrant's 1993 Annual Report on Form 10-K.

    The accompanying financial statements reflect in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of UJB Financial Corp. and subsidiaries, and the results of their operations and changes in their cash flows. The financial statements presented, in all material respects, comply with the current reporting requirements of supervisory authorities.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS.

    Financial Condition

    Total assets at March 31, 1994 were $14.2 billion, an increase of $743.4 million or 5.5 percent from year-end 1993. Compared to March 31, 1993, total assets increased $398.5 million or 2.9 percent.

    On January 1, 1994, the company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This Statement changed the accounting for certain debt and equity securities. As required by SFAS 115, unrealized holding gains and losses on investment securities available for sale were recorded net of taxes as a separate component of shareholders' equity. This amount was a $3.5 million after-tax gain ($6.5 million before taxes).

    At March 31, 1994, investment securities available for sale, reported at fair value, amounted to $1.0 billion. These securities decreased $161.0 million or 13.9 percent from year-end 1993, and comprised $559.2 million of U.S. Government and agency CMOs and $441.9 million of other securities, principally whole loan CMOs. During the three months of 1994, $3.3 million of investment securities available for sale were sold. Total maturities were $163.3 million during the three month period. Compared to March
    31, 1993, investment securities available for sale increased $288.6 million relecting the transfer of securities from the portfolio at December 31, 1993 in anticipation of the adoption of SFAS 115 less maturities and sales which were not reinvested during this period

    Investment securities at March 31, 1994 increased $837.0 million or
    34.1 percent from year-end 1993. This growth was funded by paydowns on corporate CMOs and an increase in short-term borrowings. The increase in the investment portfolio was the result of $1.3 billion in purchases, principally in collateralized mortgage obligations (CMOs), offset by maturities of $419.3 million during the three months of 1994. Since December 31, 1993, other securities increased $661.7 million as investment strategies were directed toward the purchase of whole loan CMOs. Compared to March 31, 1993 the investment portfolio increased $171.4 million or 5.5 percent.

    Total loans increased $124.8 million or 1.5 percent from December 31, 1993 to $8.7 billion at March 31, 1994 but were $17.0 million or .2 percent below March 31, 1993. From December 31, 1993, commercial loans increased $151.1 million or 3.6 percent to $4.4 billion at March 31, 1994. Mortgage loans decreased $34.4 million or 1.4 percent from December 31, 1993 to $2.3 billion at March 31, 1994. Compared to March 31, 1993, mortgage loans increased $24.5 million or 1.1%. Instalment loans increased $8.1 million or .4 percent from December 31, 1993 to $2.0 billion. Compared to March 31, 1993 instalment loans decreased $41.4 million or 2.0%.

    At the end of the first quarter of 1994, non-performing loans were $239.9 million, or 2.75 percent of total loans. This compares to $251.7 million, or 2.92 percent at year-end 1993, and $319.4 million, or 3.65 percent at the end of the first quarter of 1993. In the first quarter of 1994, non-performing loans decreased by $11.8 million from the year-end 1993 and were down $79.5 million from March 31, 1993. This was the eleventh consecutive quarter of decline in non-performing loans since their highest level at June 30, 1991 of $483.0 million.
                                -2-

    The following table summarizes the trends in the components of non-performing loans (in thousands):

                                     Mar. 31,   Dec. 31,      Mar. 31,
                                      1994        1993         1993
                                    --------    --------     ---------
    Commercial and industrial       $ 46,804    $ 57,325     $ 89,972
    Real estate:
      Construction and development    89,148      87,402      109,066
      Real estate related            103,936     106,999      120,339
                                    --------    --------     --------
         Total real estate           193,084     194,401      229,405
                                    --------    --------     --------
         Total                      $239,888    $251,726     $319,377
                                    ========    ========     ========

    At March 31, 1994, other real estate was $69.5 million, net of a $30.2 million allowance. Since December 31, 1993, other real estate decreased $2.8 million. Compared to March 31, 1993 these net balances decreased $43.1 million.

    The allowance for loan losses at March 31, 1994 was $239.4 million, or 2.74 percent of loans, compared to $242.1 million, or 2.81 percent of loans at December 31, 1993 and $253.1 million or 2.89 percent of loans at March 31, 1993. The allowance for loan losses provides coverage for 99.8 percent of non-performing loans, up from
    96.2 percent at December 31, 1993 and 79.2 percent a year ago. For the three months ended March 31, 1994, net charge offs were $21.2 million or 1.00 percent of average loans compared to $47.2 million or 2.19 percent during the comparable period in 1993.

    At March 31, 1994 total deposits were $11.4 billion, a decrease of $33.7 million or .3 percent from December 31, 1993 compared to an increase of $47.3 million or .4 percent from a year ago. Retail savings and time deposits decreased $34.8 million or .4 percent from year-end to $8.4 billion and decreased $435.6 million or 4.9 percent from March 31, 1993. Commercial certificates of deposit $100,000 and over were $244.9 million, an increase of $18.4 million or 8.1 percent compared to December 31, 1993 and increased $27.0 million or 12.4 percent compared to March 31, 1993. Demand deposits decreased $17.3 million or .6 percent from year-end 1993 to $2.8 billion but increased $455.8 million or 19.6 percent from March 31, 1993.

    Other borrowed funds increased $691.7 million or 125.9 percent from December 31, 1993 to $1.2 billion. Compared to March 31, 1993, other borrowed funds increased $257.1 million. Other borrowed funds increased principally to fund the growth in the investment and loan portfolios since year-end 1993. At March 31, 1994, long-term debt was $208.7 million, an increase of $.3 million or .1 percent from year-end 1993.Compared to March 31, 1993, long-term debt decreased $7.4 million or 3.4 percent. This decrease reflects the impact of principal paydowns on long term debt.

    Total shareholders' equity increased $23.9 million or 2.5 percent from December 31, 1993 to $1.0 billion. The adoption of SFAS No. 115 accounted for $3.5 million of this increase. The leverage ratio of the company was 7.07 percent, unchanged from December 31, 1993. At March 31, 1993, the leverage ratio was 6.82 percent. Under the risk-based capital guidelines, the Company's Tier I capital was 9.15 percent and total capital was 12.13 percent at March 31, 1994, compared with 9.37 percent and 12.43 percent, respectively, at December 31, 1993. The decline in these ratios reflects the $743.4 million increase in assets since year-end 1993. At March 31, 1993, the Tier I capital ratio was 8.88 percent and total capital was 11.94 percent. The current minimum regulatory guidelines for Tier I and total capital ratios are 4.0 percent and
    8.0 percent respectively.

    Results of Operations

    For the first quarter of 1994, net income was $27.4 million or $.52 per share compared with net income of $20.3 million or $.39 per share earned during the first quarter of 1993. The results for the first quarter of 1994 were impacted by the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits", which had the effect of reducing net income by $1.7 million or $.03 per share. The 1993 first quarter results were impacted by the adoption of SFAS 109, "Accounting for Income Taxes". The adoption of SFAS 109 had a favorable effect on net income of $3.8 million or $.07 per share.

    Interest income on a tax-equivalent basis was $217.6 million for the three months ended March 31, 1994, a decrease of $10.1 million or 4.4 percent compared to the same period in 1993. The decline in interest income for the three months was primarily due to the lower interest rate environment when compared to the prior year. Partially offsetting this decline were volume increases in investment securities and investment securities available for sale and the benefit of reduced levels of non-performing loans.
    Interest earning assets averaged $12.8 billion during the first three months of 1994 an increase of $328.7 million or 2.6 percent over the same period in 1993.

    Interest expense decreased $15.4 million or 17.7 percent for the three months ended March 31, 1994 compared to the same period in 1993. The benefit of the lower rate environment on the cost of retail time deposits compared to 1993 was the primary factor in the decline in interest expense. The costs on these deposits decreased $18.9 million or 25.9 percent. Consumer preference continued to shift out of retail certificates of deposit toward more liquid accounts that are generally lower-yielding. Offsetting this decrease, interest expense on borrowed funds and commercial certificates of deposit over $100,000 increased $3.3 million and $.3 million, respectively. These increases were principally due to volume increases. Total borrowed funds, including commercial paper and long-term debt, increased $338.4 million and commercial certificates of deposit increased $49.8 million on average compared to the prior year period. Demand deposits averaged $2.8 billion during the three months ended March 31, 1994, an increase of $381.6 million or 15.8 percent over the comparable period in 1993.
                                -4-

    Net interest income on a tax-equivalent basis was $146.1 million for the three months of 1994 compared with $140.8 million for the three months ended March 31, 1993, an increase of $5.3 million or
    3.7 percent. The net interest spread percentage on a tax-equivalent basis (the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities) increased to 4.00 percent for the three months of 1994 compared with 3.93 percent during the corresponding period in 1993. Additionally, net interest margin (net interest income on a tax-equivalent basis as a percentage of average interest earning assets) increased to 4.65 percent during the three months of 1994 compared with 4.60 percent during the same period in 1993. The increase in net interest spread and net interest margin reflected the benefit of favorable retail deposit repricing in a declining rate environment, the benefit of reduced levels of non-performing loans and the favorable impact of an increase in demand deposits.

    The provision for loan losses for the quarter ended March 31, 1994 was $18.5 million compared to $25.0 million for the same period a year earlier. This reduction in the provision for loan losses reflects the decline in the levels of non-performing loans.

    Non-interest income for the first quarter of 1994 totaled $43.8 million, a decrease of $3.4 million or 7.2 percent compared with the first quarter of 1993. Investment securities transactions are reflected in non-interest income. For the three months of 1994, net gains of $1.3 million were realized compared with gains of $6.6 million in 1993. These gains were recognized as securities were sold out of the available for sale portfolio.

    For the first quarter of 1994, service charges on deposits were $15.9 million, an increase of $1.1 million or 7.6 percent over the prior year period. The increase in service charges was primarily due to price increases effective in the third quarter 1993. Service and loan fee income increased $1.4 million or 17.5 percent compared with the quarter ended March 31, 1993 primarily due to higher merchant credit card fees. Trust fee income increased $.2 million or 4.2 percent compared to the first quarter of 1993. During the first quarter of 1993, other income decreased $.5 million or 3.8 percent below the same period in 1993.

    Non-interest expenses in the first quarter of 1994 totaled $122.4 million, down $14.4 million, or 10.5 percent compared to a year ago. Salaries expense decreased $.9 million or 2.0 percent during the first quarter of 1994 compared to the first quarter of 1993. Pension and other employee benefits for the first quarter were $13.8 million, down $1.1 million or 7.4 percent from the first three months of 1993.

    Occupancy expense for the first quarter of 1994 increased $1.0 million or 8.3% compared to the prior year period. This increase was principally due to higher snow removal costs as a result of severe weather conditions. Furniture and equipment expense rose
                                -5-

    $.9 million or 8.7 percent for the quarter ended March 31, 1994 compared to the three months ended March 31, 1993. The increase over the prior year period resulted from increased equipment rentals and maintenance expenses related to the installation of new on-line equipment to support branch automation.

    The FDIC insurance assessment decreased $1.3 million or 16.4 percent during the first quarter of 1994 compared to the first quarter of 1993. This decrease reflects the impact of the reduced assessment rates under the risk-based assessment system implemented under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA).

    Other real estate expenses were $4.1 million for the first quarter of 1994, a decrease of $10.9 or 72.9 percent from the first quarter of 1993. Included in these amounts is a provision for losses on other real estate and expenses related to holding and operating foreclosed property. A provision of $2.4 million for the first quarter was added to the allowance for other real estate. This compares to a provision of $12.5 million for the first quarter of 1993. Expenses for operating and maintaining other real estate amounted to $1.7 million for the first quarter of 1994 compared with $2.4 million for the first quarter of 1993.

    In January 1994, the company adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits". This Statement established the required accounting for benefits provided to former and inactive employees, as well as their beneficiaries and any covered dependents, after employment but before retirement. The cumulative effect of the adoption of SFAS No. 112 resulted in a negative impact on net income of $1.7 million or $.03 per share.

    Liquidity

    Liquidity is a measure of the ability to meet present and future funding obligations and commitments. Bank liquidity is the ability to meet the borrowing needs and deposit withdrawal requirements of customers and to support asset growth. Principal sources of liquidity are deposit generation, access to purchased funds, maturities and repayments of loans and investment securities and interest and fee income.

    Savings and time deposits declined for the three months of 1994, primarily in the category of retail certificates of deposits as consumers seek yields in alternative instruments. Demand deposits increased $455.8 million to $2.8 billion from a year ago.

    Proceeds of $419.3 million and $163.3 million from maturities of investment securities and investment securities available for sale contributed to liquidity since year-end 1993. Borrowed funds, which includes long-term debt and commercial paper, experienced a $710.0 million increase since December 31, 1993 and provided another source of liquidity. Offsetting these sources were
                                -6-
    purchases of $1.3 billion of investment securities and an increase of $124.8 million in loans since year-end 1993.

    Additional liquidity is provided in the investments available for sale and the investment portfolio. Scheduled maturities and anticipated principal repayments of the total investment portfolio including investments available for sale, will be approximately $995.2 million throughout the balance of 1993. These portfolios serve as a source of liquidity to meet the funding needs in periods of loan growth.

                        PART II.  OTHER INFORMATION


    ITEM 1.  LEGAL PROCEEDINGS.

    In re UJB Financial Corp. Shareholder Litigation, United States District Court for the District of New Jersey, Trenton, Civil Action 90-1569, Suit filed April 5 ,1990.

    Reported on Form 10-K for the period ended December 31, 1993. On April 21, 1994 the court entered another consent order dismissing without prejudice all claims against the defendant Clifford H. Coyman (the former president and CEO of United Jersey Bank) and dismissing with prejudice all claims against the outside director defendants (Robert L. Boyle, Elinor J. Ferdon, Walter L. Dealtry, Fred G. Harvey, Francis J. Mertz, Henry S. Patterson II, James A. Skidmore, Jr. and Joseph M. Tabak.) On the same day, the court entered a consent order conditionally certifying the matter to proceed as a class action pursuant to Rule 23 of the Federal Rules of Civil Procedure with respect to Counts I, II, and VI of the Complaint, on behalf of a plaintiff class consisting of all persons who purchased UJB's common stock during the period beginning February 1, 1988 through and including July 18, 1990, and who allegedly sustained damages thereby.


    In re Payroll Express Corporation of New York and Payroll Express Corporation, United States Bankruptcy Court for the Southern District of New York, Case Nos. 92-B-43149 (CB) and 92-B-43150 (CB), filed June 5, 1992.

    Reported on Form 10-K for the period ended December 31, 1993. Frederick Goldman, Inc., another customer of Payroll Express Corporation ("Payroll"), filed a lawsuit against United Jersey Bank (the "Bank") on March 21, 1994 entitled Frederick Goldman, Inc. v. United Jersey Bank and National Westminster Bank New Jersey, United States District Court for the District of New Jersey, Civil Action No. 94-1281 (ALJ). This lawsuit seeks to recover the sum of $159,726.20 from the Bank based on various causes of action.

    In addition, The Trustee in Bankruptcy for Payroll filed a second adversary proceeding against the Bank on April 22, 1994 entitled John
    S. Pereira, as Chapter 11 Trustee of Payroll Express Corporation v. United Jersey Bank, N.A., United States Bankruptcy Court for the Southern District of New York, Adversary Proceeding No. 94/8297A. This adversary proceeding seeks to void the Bank's liens on the collateral securing certain loans to Payroll and recover all payments made to the Bank ($462,487.50) within one year of the bankruptcy on the grounds that the loan documents were executed and the loan payments were made in violation of the provisions of the New Jersey Uniform Fraudulent Transfer Act and/or the avoidable preference provisions of the Bankruptcy Code.
                                -8-

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The annual meeting of the shareholders of UJB Financial Corp. was held April 25, 1994.

    The following is a brief description of each matter voted on at the annual meeting:

    Proposal 1 - Election of Directors.

    The following incumbent Class I Directors were nominated for election to the Board of Directors for a three year term: T.J. Dermot Dunphy, Fred G. Harvey, Francis J. Mertz, T. Joseph Semrod. One incumbent Class II Director, George L. Miles, Jr., was also nominated for election to the Board of Directors for a one year term.

    Proposal 2 - Increase in Authorized Common Stock.

    A proposal to increase the authorized Common Stock, par value $1.20 per share, of UJB Financial Corp. from 65 million to 130 million shares was submitted to the shareholders for approval as required by New Jersey law.

    Proposal 3 - Independent Accountants.

    Shareholders were presented with a proposal to ratify the selection of KPMG Peat Marwick, independent certified public accountants, to audit the consolidated financial statements of UJB Financial Corp. and its subsidiaries for the year ending December 31, 1994.

    Proposal 4 - Shareholder Proposal Relating to Cumulative Voting.

    A shareholder submitted the following precatory resolution for approval of the shareholders:

          RESOLVED: That the stockholders of UJB Financial Corporation, assembled in annual meeting in person and by proxy, hereby request the Board of Directors to take the steps necessary to provide for cumulative voting in the election of directors, which means each stockholder shall be entitled to as many votes as shall equal the number of shares he or she owns multiplied by the number of directors to be elected, and he or she may cast all of such votes for a single candidate, or any two or more of them as he or she may see fit.

    Proposal 5 - Shareholder Proposal Relating to Confidential Voting.

    A shareholder submitted the following precatory resolution for approval of the shareholders:

          RESOLVED: That the shareholders request that the Board of Directors:
          Take all necessary steps to implement a system of confidential voting whereby (a) all proxies, ballots and voting tabulations that identify shareholders shall be kept secret and (b) independent third parties shall tabulate such votes.

    The results of the voting at the annual meeting was as follows:

    Proposal
                                                      SHARES
    1 - Election of Directors               FOR                 WITHHELD

         T.J. Dermot Dunphy............. 43,538,162            1,078,409

         Fred G. Harvey................. 43,497,904            1,118,667

         Francis J. Mertz............... 43,520,538            1,096,033

         T. Joseph Semrod............... 43,393,687            1,222,884

         George L. Miles, Jr............ 43,492,355            1,124,216

                                                    SHARES

                                       FOR         AGAINST       ABSTAIN

    2    Increase in Authorized
           Common Stock             40,906,920     3,325,330     384,321

    3    Independent Accountants    43,904,701       432,121     279,749

    4    Shareholder Proposal
           Relating to
           Cumulative Voting         6,558,461    27,661,263   1,130,475

    5    Shareholders Proposal
           Relating to
           Confidential Voting      11,350,380    22,744,266   1,255,553

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        (10)C.(iii) Compensation Committee Interpretation of Section 5(e)(ii)(F) of the UJB Financial Corp., 1993 Incentive Stock and Option Plan.

        (11) UJB Financial Corp. computation of net income per common share for the three months ended March 31, 1994 and 1993.

        (28)A UJB Financial Corp. consolidated balance sheets as of March 31, 1994, December 31, 1993 and March 31, 1993.

        (28)B UJB Financial Corp. consolidated statements of income for the three months ended March 31, 1994 and 1993.

        (28)C UJB Financial Corp. consolidated statements of cash flows for the three months ended March 31, 1994 and 1993.

        (28)D UJB Financial Corp. consolidated statements of shareholders' equity as of March 31, 1994 and 1993.

        (28)E UJB Financial Corp. consolidated average balance sheets with resultant interest and rates for the three months ended March 31, 1994 and 1993

    (b) Reports on Form 8-K

        In a Current Report on Form 8-K, dated March 18, 1994, the Company, under Item 5 - Other Events and Item 7 - Financial Statements and Exhibits, reported the following:

        On March 18, 1994, the Company selected portions of the 1993 Annual Report to Shareholders, namely:

        Consolidated Balance Sheets at December 31, 1993 and 1992; Consolidated Statements of Income for the years ended December 31, 1993, 1992 and 1991; Consolidated Statements of Shareholders' Equity at December 31, 1993, 1992 and 1991; Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991; and Notes to Consolidated Financial Statements.
                                -11-

                                  SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                UJB FINANCIAL CORP.
                                                    Registrant






DATE:       May 16, 1994           BY:           s/WILLIAM J. HEALY
                                                 ------------------
                                                   William J. Healy
                                       Executive Vice President and Comptroller
                                                (Chief Accounting Officer)
                               -12-

                               EXHIBIT INDEX

    Exhibit No.

    (10)C.(iii) Compensation Committee Interpretation of Section 5(e)(ii)(F) of the UJB Financial Corp., 1993 Incentive Stock and Option Plan.

    (11) UJB Financial Corp. computation of net income per common share for the three months ended March 31, 1994 and 1993.

    (28)A UJB Financial Corp. consolidated balance sheets as of March 31, 1994, December 31, 1993 and March 31, 1993.

    (28)B UJB Financial Corp. consolidated statements of income for the three months ended March 31, 1994 and 1993.

    (28)C UJB Financial Corp. consolidated statements of cash flows for the three months ended March 31, 1994 and 1993.

    (28)D UJB Financial Corp. consolidated statements of shareholders' equity as of March 31, 1994 and 1993.

    (28)E UJB Financial Corp. consolidated average balance sheets with resultant interest and rates for the three months ended March 31, 1994 and 1993