Form 10-Q
period 1994-06-30
UJB FINANCIAL CORP /NJ/
filed 1994-08-15
CIK 101320

                                FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    June 30, 1994



                           or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934



For the transition period from____________to________________


Commission File Number:   1-6451


                      UJB Financial Corp.
 ----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

            New Jersey                           22-1903313
 ----------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)


301 Carnegie Center, P.O. Box 2066, Princeton, New Jersey 08543-2066
- --------------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

                          (609) 987-3200
- --------------------------------------------------------------------
        (Registrant's telephone number, including area code)
____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report).


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         [X] Yes   [ ] No
  As of July 31, 1994 there were 54,740,460 shares of common stock,
                  $1.20 par value, outstanding.

                 PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


In accordance with Instruction D., included herein as Exhibit
(28)A is UJB Financial Corp. consolidated balance sheets as of June 30, 1994, December 31, 1993 and June 30, 1993; as Exhibit
(28)B is UJB Financial Corp. consolidated statements of income for the six months and three months ended June 30, 1994 and 1993; and as Exhibit (28)C is UJB Financial Corp. consolidated statements of cash flows for the six months ended June 30, 1994 and 1993. Also included herein as Exhibit (28)D is UJB Financial Corp. consolidated statements of shareholders' equity as of June 30, 1994 and 1993; and as Exhibit (28)E is UJB Financial Corp. consolidated average balance sheets with resultant interest and rates for the six months ended June 30, 1994 and 1993.

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

The accompanying financial statements reflect in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company and subsidiaries, and the results of their operations and changes in their cash flows. The financial statements presented, in all material respects, comply with the current reporting requirements of supervisory authorities.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.


Financial Condition

Total assets at June 30, 1994 were $14.5 billion, an increase of $1.1 billion or 7.8 percent from year-end 1993. Compared to June 30, 1993, total assets increased $922.9 million or 6.8 percent.

At June 30, 1994, investment securities available for sale, reported at fair value, amounted to $192.6 million. These securities decreased $969.5 million or 83.4 percent from year-end 1993, and comprised $127.6 million of U.S. Government and agency collateralized mortgage obligations (CMOs) and $65.0 million of other securities. As of June 30, 1994, a review of the composition of the investment portfolio and investments securities available for sale was made for the purpose of determination of the appropriate classification as of the balance sheet date. The review included an assessment of ongoing investment strategies coupled with future liquidity needs. Additional funding sources are now available to the Company through its recent affiliation with the Federal Home Loan Bank of New York. As a result of the review, $707.8 million were transferred from available-for-sale category to held-to-maturity category. This transfer consisted of $360.2 million of U.S. Government and agency CMOs and $347.6 million of other securities predominately corporate CMOs. The transfer was made at market value and the depreciation at the date of transfer will be amortized over the life of the securities. During the six months of 1994, $3.4 million of investment securities available for sale were sold. Total maturities were $246.1 million during the six month period. Unrealized gains and losses on investment securities available for sale were recorded net of taxes as a separate component of shareholders' equity. As of June 30, 1994, the unrealized loss recorded in equity amounted to $5.3 million.

Investment securities at June 30, 1994 increased $1.6 billion or
63.5 percent from year-end 1993. The increase in the investment portfolio was the result of $1.5 billion in purchases, principally in CMOs, and the transfer of $707.8 million of investment securities available for sale to investment securities, offset by maturities of $632.6 million during the six months of 1994. Since December 31, 1993, other securities increased $967.1 million as investment strategies were directed toward the purchase of whole loan CMOs. Compared to June 30, 1993 the investment portfolio increased $1.0 billion or 34.9 percent.

Total loans increased $352.4 million or 4.1 percent from December 31, 1993 to $9.0 billion at June 30, 1994. Compared to June 30, 1993, total loans increased $259.0 million or 3.0 percent. From December 31, 1993, commercial loans increased $225.4 million or 5.3 percent to $4.5 billion at June 30, 1994. Commercial loans increased $141.7 million or 3.3 percent compared to June 30, 1993. Mortgage loans decreased $13.0 million or .5 percent from December 31, 1993 to $2.4 billion at June 30, 1994. Compared to June 30, 1993, mortgage loans increased $6.3 million or .3 percent. Instalment loans increased $139.9 million or 7.0 percent from December 31, 1993 to $2.1 billion. Compared to June 30, 1993 instalment loans increased $111.0 million or 5.5 percent.

At the end of the second quarter of 1994, non-performing loans were $225.7 million or 2.52 percent of total loans. This compares to $251.7 million or 2.92 percent at year-end 1993, and $296.0 million or 3.40 percent at the end of the second quarter of 1993. In the second quarter of 1994, non-performing loans decreased by $26.0 million from the year-end 1993 and were down $70.3 million from June 30, 1993.
                                -2-

The following table summarizes the trends in the components of non-performing loans (in thousands):


                                    Jun. 30,   Dec. 31,   Jun. 30,
                                      1994       1993       1993
                                   --------   --------   --------
Commercial and industrial  	       $ 43,076   $ 57,325   $ 71,794
Real estate:
    Construction and development 	   87,740     87,402    103,780
    Real estate related 	            94,890	   106,999 	  120,445
                                   --------   --------   --------
       Total real estate	           182,630	   194,401	   224,225
                                   --------   --------   --------
                Total              $225,706   $251,726   $296,019
                                   ========   ========   ========

At June 30, 1994, other real estate was $68.4 million, net of a $29.9 million allowance. Since December 31, 1993, other real estate decreased $3.9 million. Compared to June 30, 1993 these net balances decreased $35.4 million.

The allowance for loan losses at June 30, 1994 was $236.7 million or 2.64 percent of loans, compared to $242.1 million or
2.81 percent of loans at December 31, 1993 and $248.7 million or
2.86 percent of loans at June 30, 1993. For the three months ended June 30, 1994, net charge offs were $21.3 million or .97 percent of average loans compared to $29.4 million or 1.35 percent during the comparable period in 1993. For the six months ended June 30, 1994, net charge offs were $42.4 million or .98 percent of average loans compared to $76.6 million or
1.77 percent during the comparable period in 1993.

At June 30, 1994 total deposits were $11.6 billion, an increase of $103.9 million or .9 percent from December 31, 1993 and increased $94.9 million or .8 percent from a year ago. Retail savings and time deposits decreased $143.0 million or 1.7 percent from year end to $8.3 billion and decreased $373.0 million or 4.3 percent from June 30, 1993. Commercial certificates of deposit $100,000 and over were $298.4 million, an increase of $71.8 million or 31.7 percent compared to December 31, 1993 and increased $29.0 million or 10.8 percent compared to June 30, 1993. Demand deposits increased $175.2 million or 6.3 percent from year-end 1993 to $3.0 billion and increased $438.8 million or 17.3 percent from June 30, 1993.

Other borrowed funds increased $865.5 million or 157.5 percent from December 31, 1993 to $1.4 billion. Compared to June 30, 1993, other borrowed funds increased $726.8 million. Other borrowed funds increased principally to fund the growth in the investment and loan portfolios since year-end 1993. At June 30, 1994, long-term debt was $206.3 million, a decrease of $2.1 million or 1.0 percent from year-end 1993. Compared to June 30, 1993, long-term debt increased $11.2 million or 5.7 percent. This increase reflects the impact of the issuance of $20.0 million private placement notes during the third quarter of 1993 offset by principal paydowns on long-term debt.
                             -3-

Total shareholders' equity increased $38.1 million or 3.9 percent from December 31, 1993 to $1.0 billion. Included in shareholders' equity is a $5.3 million net unrealized loss (net of tax) on investment securities available for sale. The leverage ratio of the company was 7.01 percent compared to 7.07 percent at December 31, 1993. At June 30, 1993, the leverage ratio was 6.80 percent. Under the risk-based capital guidelines, the Company's Tier I capital was 9.21 percent and total capital was 12.12 percent at June 30, 1994, compared with
9.37 percent and 12.43 percent, respectively, at December 31, 1993. The decline in these ratios since year-end 1993 is attributable to the $1.1 billion increase in assets. At June 30, 1993, the Tier I capital ratio was 9.07 percent and total capital was
12.14 percent. The current minimum regulatory guidelines for Tier I and total capital ratios are 4.0 percent and 8.0 percent, respectively.

Results of Operations

For the second quarter of 1994, net income was $31.6 million or $.60 per share compared with net income of $22.4 million or $.43 per share earned during the second quarter of 1993. Net income for the six months ended June 30, 1994 was $59.0 million compared with $42.8 million for the first half of 1993. On a per share basis, net income for the six months ended June 30, 1994 was $1.12 compared to $.82 for the same period in 1993.
The results for the first six months of 1994 were impacted by the adoption of SFAS 112, "Employers' Accounting for Postemployment Benefits", which had the effect of reducing net income by $1.7 million or $.03 per share. The 1993 first half results were impacted by the adoption of SFAS 109, "Accounting for Income Taxes". The adoption of SFAS 109 had a favorable effect on 1993's net income of $3.8 million or $.07 per share.

Interest income on a tax-equivalent basis was $448.6 million for the six months ended June 30, 1994, a decrease of $8.6 million or 1.9 percent compared to the same period in 1993. The decrease in interest income was primarily due to a lower interest rates during the first six months of 1994 compared to the prior year. Partially offsetting this decline were volume increases in investment securities and investment securities available for sale and the benefit of reduced levels of non-performing loans. Interest earning assets averaged $13.0 billion during the first six months of 1994, an increase of $443.0 million or 3.5 percent over the same period of 1993.

Interest expense decreased $19.2 million or 11.3 percent for the six months ended June 30, 1994 compared to the same period in 1993. The benefit of lower rates during the first six months of 1994 and the impact on the cost of retail time deposits compared to 1993 was the primary factor in the decline in interest expense. The costs on these deposits decreased $30.3 million or
21.7 percent. Consumer preference continued to shift out of retail certificates of deposit toward more liquid accounts that are generally lower-yielding. Offsetting this decline was an increase in interest expense on borrowed funds and commercial certificates of deposit over $100,000 which rose $10.3 million and $.9 million, respectively, over the 1993 six-month period. These increases were principally due to volume increases. Total borrowed funds, including commercial paper and long-term debt, increased $422.1 million and commercial certificates of deposit over $100,000 increased $25.6 million, on average, compared to the prior year period. Demand deposits averaged $2.8 billion during the six months ended June 30, 1994, an increase of $381.1 million or 15.6 percent over the comparable period in 1993.

Net interest income on a tax-equivalent basis was $297.7 million for the first six months of 1994 compared with $287.1 million for the six months ended June 30, 1993, an increase of $10.6 million or 3.7 percent. The net interest spread percentage on a tax-equivalent basis (the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities) was 3.98 percent for the six months ended June 30,1994, unchanged from June 30, 1993. Net interest margin (net interest income on a tax-equivalent basis as a percentage of average interest earning assets) was 4.63 percent during the six months of 1994 compared with 4.62 percent during the same period in 1993.

The provision for loan losses for the quarter ended June 30, 1994 was reduced 26.0 percent to $18.5 million compared to $25.0 million for the same period a year earlier. On a year-to-date basis, the provision was $37.0 million, a decline of $13.0 million or 26.0 percent, compared with the first half of 1993. This reduction in the provision for loan losses reflects the continued decline in the levels of non-performing loans.

Non-interest income, including securities transactions, for the second quarter of 1994 totaled $43.5 million, an increase of $2.3 million or 5.6 percent compared with the second quarter of 1993. For the six months ended June 30, 1994, non-interest income totaled $87.2 million, a decrease of $1.1 million or
1.2 percent from the prior year period. Most of this decline can be attributable to the decrease in securities gains in 1994 when compared to 1993.

For the second quarter of 1994, net gains on the sale of investment securities were $.5 million, compared with net gains of $.2 million in 1993. For the first six months of 1994, net gains were $1.8 million, compared with net gains of $6.8 million in 1993. These gains were recognized as securities were sold out of the available for sale portfolio.

For the second quarter of 1994, service charges on deposits were $16.3 million, an increase of $1.5 million or 10.4 percent over the prior year period. Service charges on deposits increased $2.7 million or 9.0 percent during the six month period ended June 30, 1994 compared to the corresponding period in 1993. The increase for the quarter and year-to-date in service charges was primarily due to price increases implemented after June 30, 1993. Service and loan fee income for the second quarter increased $1.9 million or 23.0 percent compared with the quarter
                           -5-
ended June 30, 1993 and $3.3 million or 20.4 percent compared to the six months ended June 30, 1993. These increases were primarily due to higher merchant credit card fees. Trust fee income increased $.1 million or 2.5 percent compared to the second quarter of 1993. This income rose $.4 million or 3.4 percent during the first half of 1994 compared to the same period in 1993. During the second quarter of 1994, other income decreased $1.2 million or 9.5 percent from the second quarter in 1993. On a year-to-date basis, other income declined $1.6 million or 6.7 percent compared to the six months ended June 30, 1993. These declines were attributable to lower secondary market mortgage fees and brokerage fees recorded during the three months and six months ended June 30, 1994 compared to the 1993 periods.

Non-interest expenses for the second quarter of 1994 totaled
$123.9 million, down $4.0 million, or 3.1 percent compared to the second quarter of 1993 and for the six months ended June 30, 1994 were $246.3 million, down $18.4 million or 6.9 percent from the year ago period. This was due in part to the continued progress resulting from the restructuring program announced in September 1993. On July 15,1994 the three New Jersey banks were combined into one
New Jersey bank. The three Pennsylvania banks were combined into one in March 1994.

Salaries expense decreased $1.2 million or 2.6 percent during the second quarter of 1994 compared to the second quarter of 1993 and declined $2.0 million or 2.3 percent during the first half of 1994 compared to the corresponding period of 1993. Pension and other employee benefits for the second quarter were $13.3 million, down $.7 million or 4.8 percent over the second quarter of 1993. These expenses were $27.1 million for the six months ended
June 30, 1994, down $1.8 million or 6.1 percent compared to the corresponding period in 1993. The decrease in salaries and benefit expense was partially attributable to the staff savings realized from the restructuring program.

Occupancy expense for the second quarter of 1994 increased $.4 million or 3.4 percent compared to the prior year period. This expense was $25.8 million for the six months ended June 30, 1994 and rose $1.4 million or 5.9 percent compared to the corresponding period in 1993. This increase was principally due to higher snow removal costs as a result of severe weather conditions during 1994. Furniture and equipment expense rose $.9 million or 7.9 percent for the quarter, and rose $1.8 million or 8.3 percent during the first half of 1994. The increase over the prior year period resulted from increased equipment rentals and maintenance expenses related to the installation of new on-line equipment to support branch automation.

The FDIC insurance assessment decreased $1.2 million or 15.5 percent during the second quarter of 1994 compared to the second quarter of 1993 and was down $2.6 million or 15.9 percent during the first half of 1994 compared to the corresponding period in 1993. This decrease reflects the impact of the reduced assessment rates under the risk-based assessment system implemented in accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991.
                          -6-

Other real estate expenses were $5.5 million for the second quarter of 1994, a decrease of $2.5 million or 31.4 percent from the second quarter of 1993. On a year-to-date basis, other real estate expenses were $9.6 million, a decrease of $13.4 million or 58.4 percent, compared to the six months ended June 30, 1993. Included in these amounts is a provision for losses on other real estate and expenses related to holding and operating foreclosed property. A provision of $3.5 million for the second quarter and $5.9 million for the first six months of 1994 was added to the allowance for other real estate. This compares to a provision of $6.1 million for the second quarter of 1993 and $18.6 million for the first half of 1993. Expenses for operating and maintaining other real estate amounted to $2.0 million for the second quarter and $3.7 million for the six months ended June 30, 1994 compared with $1.9 million and $4.3 million for the first six months of 1993.


Liquidity

Liquidity is a measure of the ability to meet present and future funding obligations and commitments. Bank liquidity is the ability to meet the borrowing needs and deposit withdrawal requirements of customers and to support asset growth.
Principal sources of liquidity are deposit generation, access to purchased funds, maturities and repayments of loans and investment securities, and interest and fee income.

The consolidated statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. During the six months of 1994, net cash provided by operating activities totaled $158.8 million. This amount was primarily attributable to results of operations adjusted for the provision for loan losses and other real estate owned, and proceeds from the sales of mortgages held for sale. Net cash used in investing activities totaled $1.0 billion and was the result of investment and loan activity. Net cash provided by financing activities totaled $958.2 million, reflecting the increases in short-term borrowings.

During the first six months of 1994, proceeds of $878.7 million from maturities in the investment portfolio, including investment securities available for sale, contributed to liquidity. Borrowed funds, which includes Federal funds and repurchase agreements and commercial paper increased $872.0 million since December 31,1993 and provided another source of liquidity. Offsetting these sources were purchases of $1.5 billion of investment securities and an increase of $352.4 million in loans since year-end 1993.

Demand deposits increased $438.8 million to $3.0 billion from a year ago. Offsetting this increase in liquidity, savings and time deposits declined $373.0 million from June 30, 1993, primarily in the category of retail certificates of deposits.

Additional liquidity is accessible from maturities and principal repayments in the investments portfolio. Scheduled maturities and anticipated principal repayments of the investment portfolio will approximate $350 million throughout the balance of 1994.
In addition, all or part of the investment securities available for sale of $192.6 million could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Liquidity is also available through the recent affiliation with the Federal Home Loan Bank of New York , additional lines of credit and the ability to incur additional debt. At June 30, 1994, there were $40.0 million of short-term lines of credit available for general corporate purposes, with no outstandings.

                        PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Poseidon Pools, Inc. Suits

Reported on Form 10-K for the period ended December 31, 1993. UJB has been advised that the plaintiffs in Richard Fleck and Diane Fleck v. Atreo Manufacturing Co., Inc. et al. pending in the state court in Pennsylvania have agreed to dismiss this matter. Once the dismissal is filed with the court, this matter will be concluded.


McAdoo CERCLA Matter

Reported on Form 10-K for the period ended December 31, 1993.
On May 25, 1994, the Third Circuit vacated the District Court's orders denying the motion to intervene and approving the Consent Decree, holding that the Initial PRPs may intervene as a matter of right in the Alcan litigation if they can prove that they have a protectable interest in that litigation. Consequently, the case has been remanded to the District Court to determine whether the Initial PRPs have a protectable interest in the Alcan litigation. A case management conference was held on August 4, 1994.


In re Payroll Express Corporation of New York and Payroll
Express Corporation,  United States Bankruptcy Court for the
Southern District of New York, Case  Nos. 92-B-43149 (CB) and
92-B-43150 (CB), filed June 5, 1992.

Reported on Form 10-K for the period ended December 31, 1993. The Frederick Goldman and the Beth Israel customer matters pending in the United States District Court for the District of New Jersey were consolidated. On June 13, 1994, Judge Bassler entered an order staying the consolidated action until the United States District Court for the Southern District of New York decides another UJB motion (described below) to withdraw the reference of the Trustee's preference complaint from the bankruptcy court to the District Court for the Southern District of New York.

UJB filed a motion on February 24, 1994 to withdraw the reference of the Trustee's preference complaint captioned John
S. Pereira, as Chapter 11 Trustee of the Estate of Payroll Express Corporation et al. v. United Jersey Bank (the "Preference Complaint") from the bankruptcy court to the United States District Court for the Southern District of New York.
UJB then filed a motion with the bankruptcy court on March 14, 1994 to stay any proceedings in the bankruptcy court until the District Court ruled on UJB's motion to transfer. The motion to stay the bankruptcy court proceedings was granted on March 29, 1994. UJB then filed an Answer on April 8, 1994 denying the
                            -9-
material allegations of the Trustee's Preference Complaint. The motion to remove this matter to the Southern District of New York is still pending.



ITEM 5. OTHER INFORMATION.

In December 1993, the Company entered into an agreement to acquire VSB Bancorp, Inc. and its wholly-owned subsidiary Valley Savings Bank. The transaction, accounted for as pooling-of-interests, was consummated on July 1, 1994 in an exchange of .7727 shares of UJB Financial Corp. common stock for each share of VSB Bancorp, Inc. common stock. There were 2,628,912 shares of UJB Financial Corp. common stock issued for 3,402,619 shares of VSB Bancorp, Inc. common stock. At June 30, 1994, VSB Bancorp, Inc. had total assets of $381.1 million. Combined condensed consolidated results of operations of UJB Financial Corp. and its subsidiaries and VSB Bancorp, Inc. for the three months and six months ended June 30, 1994 were as follows (in thousands):

                                Three Months Ended   Six Months Ended
                                  June 30, 1994        June 30, 1994
                                -----------------     --------------
Net interest income                   $151,018            $296,321
Net income                              28,696              57,256
Net income per common share                .52                1.03


                                      -10-


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

   	(3)A.(i) Restated Certificate of Incorporation of UJB Financial Corp., as restated July 1, 1988, as amended through May 19, 1994.

    (3)A.(ii) Amendment, dated May 19, 1994, to the Restated Certificate of Incorporation of UJB Financial Corp., as restated
                  July 1, 1988.

   (11) UJB Financial Corp. computation of net income per common share for the six months and to the three months ended June 30, 1994 and 1993.

 	 (28)A UJB Financial Corp. consolidated balance sheets as of June 30, 1994, December 31, 1993 and June 30, 1993.

   (28)B UJB Financial Corp. consolidated statements of income for the six months and three months ended June 30, 1994 and 1993.

  	(28)C UJB Financial Corp. consolidated statements of cash flows for the six months ended June 30, 1994 and 1993.

   (28)D UJB Financial Corp. consolidated statements of shareholders' equity as of June 30, 1994 and 1993.

  	(28)E UJB Financial Corp. consolidated average balance sheets with resultant interest and rates for the six months ended June 30, 1994 and 1993.


(b)	Reports on Form 8-K

In a current report on Form 8-K, dated May 19, 1994, the Company, under Item 5 - Other Events, and Item 7 - Financial
Statements and Exhibits, reported the following:

On May 19, 1994, the Company and Palisade Savings Bank,FSB, a federally chartered stock savings association with assets of approximately $304 million ("PSB"), entered into an Agreement and Plan of Merger (the "Agreement") providing for the merger of PSB with and into an interim, federally-chartered stock savings association subsidiary of the Company and the payment of $42.1 million to U. S. Thrift Opportunity Partners, LP, the sole stockholder of PSB ("USTOP"), upon the satisfaction of the terms and conditions set forth in the Agreement, including the receipt of approvals from the Board of Governors of the Federal Reserve System, the Office of Thrift Supervision and USTOP.
                              -11-

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            UJB FINANCIAL CORP.
                                            -------------------
                                                Registrant

DATE:     August 15, 1994              BY: /s/ William J. Healy
                                           --------------------
                                               William J. Healy
                                Executive Vice President and Comptroller
                                        (Chief Accounting Officer)







                                   -12-


                                EXHIBIT INDEX

 Exhibit No.
 -----------
    	(3)A.(i)            Restated Certificate of Incorporation of UJB
                         Financial Corp., as restated July 1, 1988, as amended through May 19, 1994.

    	(3)A.(ii)           Amendment, dated May 19, 1994, to the Restated
                         Certificate of Incorporation of UJB Financial Corp., as restated July 1, 1988.

   	(11)                 UJB Financial Corp. computation of net income per
                         common share for the six months and to the three months ended June 30, 1994 and 1993.

   	(28)A                UJB Financial Corp. consolidated balance sheets as
                         of June 30, 1994, December 31, 1993 and June 30, 1993.

    (28)B UJB Financial Corp. consolidated statements of income for the six months and three months ended June 30, 1994 and 1993.

   	(28)C                UJB Financial Corp. consolidated statements of cash
                         flows for the six months ended June 30, 1994 and 1993.

    (28)D UJB Financial Corp. consolidated statements of shareholders' equity as of June 30, 1994 and 1993.

   	(28)E                UJB Financial Corp. consolidated average balance
                         sheets with resultant interest and rates for the six months ended June 30, 1994 and 1993.