Form 10-Q
period 1994-09-30
UJB FINANCIAL CORP /NJ/
filed 1994-11-14
CIK 101320

1FORM 10-Q



                      SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1994
                    			       ---------------------------------

                       			      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                     			       ----------------   ---------------

Commission File Number:                   1-6451
              		       ------------------------------------------

                      			UJB Financial Corp.
- -------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

    New Jersey                                     22-1903313
- -------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

301 Carnegie Center, P.O. Box 2066, Princeton, New Jersey 08543-2066
- --------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

			     (609) 987-3200
- ---------------------------------------------------------------------

	  (Registrant's telephone number, including area code)
- ---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since
				last report).

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
			     [X] Yes   [ ] No

As of October 31, 1994 there were 54,950,816 shares of common stock,
              		    $1.20 par value, outstanding.

		 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

In accordance with Instruction D., included herein as Exhibit
(28)A is UJB Financial Corp. consolidated balance sheets as of September 30, 1994, December 31, 1993 and September 30, 1993; as Exhibit (28)B is UJB Financial Corp. consolidated statements of income for the nine months and three months ended September 30, 1994 and 1993; and as Exhibit (28)C is UJB Financial Corp. consolidated statements of cash flows for the nine months ended September 30, 1994 and 1993. Also included herein as Exhibit
(28)D is UJB Financial Corp. consolidated statements of shareholders' equity as of September 30, 1994 and 1993; as Exhibit (28)E is UJB Financial Corp. consolidated average balance sheets with resultant interest and rates for the nine months ended September 30, 1994 and 1993; and as Exhibit (28)F is UJB Financial Corp. consolidated reconciliation of allowance for loan losses.

The consolidated financial statements included herein as Exhibits include the accounts of UJB Financial Corp. and all of its subsidiaries (the Company). Significant intercompany transactions have been eliminated in consolidation. Prior period information has been restated to reflect the July 1, 1994 acquisition of VSB Bancorp, Inc. (VSB) into UJB Financial Corp. This transaction was accounted for on the pooling-of-interest method. VSB's 1993 fiscal year ended on September 30, 1993 and was combined pursuant to Article 3A of Regulation S-X . The impact of the change from the September 30 fiscal year end to a calendar year end was recorded as an adjustment to shareholders' equity.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	    CONDITION AND RESULTS OF OPERATIONS.

Financial Condition

Total assets at September 30, 1994 were $15.5 billion, an increase of $1.7 billion or 12.5 percent from year-end 1993. Compared to September 30, 1993, total assets increased $1.6
                    			     -1-
billion or 11.1 percent. Included in these increases was the impact of the recently announced purchase acquisition of Palisade Savings Bank, FSB (Palisade). On September 16, 1994, the acquisition of Palisade was completed. This transaction was accounted for under the purchase method. At September 30, 1994 Palisade had total assets of $324.2 million, loans of $164.8 million and deposits of $266.7 million. Results of operations are included from the acquisition date but were considered immaterial.

At September 30, 1994, investment securities available for sale, reported at fair value, amounted to $317.5 million. These securities decreased $844.6 million or 72.7 percent from year-end 1993, and comprised $146.5 million of U.S. Government and agency collateralized mortgage obligations (CMOs), $169.1 million of other securities and $1.9 million of municipal securities. During the second quarter, $707.8 million was transferred from available-for-sale category to held-to-maturing category as a result of a review of appropriate classification and assessment of ongoing investment and liquidity needs.
During the nine months of 1994, $3.4 million of investment securities available for sale were sold and total maturities amounted to $256.6 million. As a result of the acquisition of Palisade, $121.6 million of securities were added to the portfolio. Unrealized gains and losses on investment securities available for sale were recorded net of taxes as a separate component of shareholders' equity. As of September 30, 1994, the unrealized loss recorded in equity amounted to $5.2 million.

Investment securities at September 30, 1994 increased $1.5 billion or 54.1 percent from year-end 1993 which was impacted by the reinvestment of 1993 sales and accelerated CMO payments. The increase in the investment portfolio was the result of $1.6 billion in early 1994 purchases, principally in CMOs, and the second quarter transfer of $707.8 million of investment securities available for sale to investment securities. This increase was offset, in part, by maturities of $837.6 million during the nine months of 1994. Compared to September 30, 1993 the investment portfolio increased $1.0 billion or 32.1 percent.

Total loans increased $855.9 million or 9.8 percent from December 31, 1993 to $9.6 billion at September 30, 1994. Compared to September 30, 1993, total loans increased $753.7 million or 8.5 percent. From December 31, 1993, commercial loans increased $397.8 million or 9.4 percent to $4.6 billion at September 30, 1994. Commercial loans increased $267.9 million or 6.1 percent compared to September 30, 1993. Mortgage loans increased $267.0 million or 10.7 percent from December 31, 1993 to $2.8 billion at September 30, 1994. Compared to September 30, 1993, mortgage loans increased $310.2 million or 12.7 percent. The Palisade acquisition represented $157.5 million of these mortgage loan increases. Instalment loans increased $191.1 million or 9.5 percent from December 31, 1993 to $2.2 billion. Compared to September 30, 1993 instalment loans increased $175.6 million or 8.7 percent. The increase due to the Palisade acquisition was $7.3 million.
                      			       -2-

At the end of the third quarter of 1994, non-performing loans were $213.9 million or 2.23 percent of total loans. This compares to $254.3 million or 2.91 percent at year-end 1993, and $275.8 million or 3.12 percent at the end of the third quarter of 1993. At September 30, 1994, non-performing loans decreased by $40.4 million compared with year-end 1993 and were down $61.8 million from September 30, 1993.

The following table summarizes the trends in the components of non-performing loans (in thousands):


                    				         Sept 30,      Dec 31,         Sept 30,
 		                            -----------     ----------      ----------
				                                1994          1993             1993
                           				-----------     ----------       ---------
Commercial and industrial         $ 44,100        $ 57,433        $ 57,913
Real estate:
   Construction and development     66,646          88,748          99,968
   Real estate related             103,170         108,092         117,873
                            				 ---------        --------        --------
       Total real estate           169,816         196,840         217,841
                            				 ---------        --------        --------
	              	Total             $213,916        $254,273        $275,754
				                             =========        ========        ========

At September 30, 1994, other real estate owned was $66.7 million, net of a $30.7 million allowance. Since December 31, 1993, other real estate owned decreased $8.1 million. Compared to September 30, 1993 these net balances decreased $30.1 million.

The allowance for loan losses at September 30, 1994 was $237.7 million or 2.48 percent of loans, compared to $244.2 million or
2.79 percent of loans at December 31, 1993 and $248.9 million or
2.81 percent of loans at September 30, 1993. For the three months ended September 30, 1994, net charge offs were $21.2 million or .91 percent of average loans compared to $26.0 million or 1.16 percent during the comparable period in 1993. For the nine months ended September 30, 1994, net charge offs were $63.7 million or .95 percent of average loans compared to $102.7 million or 1.55 percent during the comparable period in 1993.

At September 30, 1994 total deposits were $12.2 billion, an increase of $415.8 million or 3.5 percent from December 31, 1993 and increased $467.7 million or 4.0 percent from a year ago.
The Palisade acquisition accounted for $266.7 million of these increases. Retail savings and time deposits increased $25.8 million or .3 percent from year end to $8.7 billion but decreased $11.2 million or .1 percent from September 30, 1993. Commercial certificates of deposit $100,000 and over were $354.1 million, an increase of $127.5 million or 56.3 percent compared to December 31, 1993 and increased $135.7 million or 62.2 percent compared to September 30, 1993. Demand deposits increased $262.5 million or 9.4 percent from year-end 1993 to $3.1 billion and increased $343.2 million or 12.6 percent from September 30, 1993.
                        			      -3-

Other borrowed funds increased $1.2 billion or 205.7 percent from December 31, 1993 to $1.8 billion. Compared to September 30, 1993, other borrowed funds increased $1.0 billion. Other borrowed funds increased principally to fund the growth in the investment and loan portfolios since year-end 1993. At September 30, 1994, long-term debt was $206.3 million, a decrease of $2.4 million or 1.2 percent from year-end 1993. Compared to September 30, 1993, long-term debt decreased $6.7 million or 3.1 percent primarily due to principal payments.

Total shareholders' equity increased $65.7 million or 6.4 percent from December 31, 1993 to $1.1 billion. Included in shareholders' equity is a $5.2 million net unrealized loss (net of tax) on investment securities available for sale. The leverage ratio of the company was 7.04 percent compared to 7.20 percent at December 31, 1993. At September 30, 1993, the leverage ratio was 7.02 percent. Under the risk-based capital guidelines, the Company's Tier I capital was 9.05 percent and total capital was 11.87 percent at September 30, 1994, compared with 9.64 percent and 12.67 percent, respectively, at December 31, 1993. The decline in these ratios since year-end 1993 is attributable to the $1.7 billion increase in assets and the impact of the purchase acquisition. At September 30, 1993, the Tier I capital ratio was 9.41 percent and total capital was
12.44 percent. The current minimum regulatory guidelines for Tier I and total capital ratios are 4.0 percent and 8.0 percent, respectively.

Results of Operations

For the third quarter of 1994, net income was $38.6 million or $.70 per share compared with net income of $13.0 million or $.23 per share earned during the third quarter of 1993. Net income for the nine months ended September 30, 1994 was $95.8 million compared with $57.8 million for the first nine months of 1993. On a per share basis, net income for the nine months ended September 30, 1994 was $1.73 compared to $1.05 for the same period in 1993. Included in the results for the nine months and three months ended September 30, 1993 was a restructuring charge of $21.5 million, $12.7 million after tax, or $.24 per share. The results for the first nine months of 1994 were impacted by the adoption of SFAS 112, "Employers' Accounting for Postemployment Benefits", which had the effect of reducing net income by $1.7 million or $.03 per share. The 1993 nine month results were impacted by the adoption of SFAS 109, "Accounting for Income Taxes". The adoption of SFAS 109 had a favorable effect on 1993's net income of $3.8 million or $.07 per share.



Interest income on a tax-equivalent basis was $252.2 million for the quarter ended September 30, 1994, an increase of $20.4 million or 8.8 percent compared to the same period in 1993. On a year-to-date basis, interest income on a tax equivalent basis was $711.7 million, an increase of $10.5 million or 1.5 percent compared to the prior year period. The increase in interest income was primarily due to volume increases in investment securities and loans. Interest earning assets averaged $13.5 billion during the first nine months of 1994, an increase of $606.5 million or 4.7 percent over the same period of 1993.

Interest expense increased $7.9 million or 9.8 percent for the quarter ended September 30,1994, reflecting the recent rise in interest rates. However, interest expense for the nine months ended September 30, 1994 decreased $12.0 million or 4.7 percent compared to the same period in 1993. The benefit of lower rates during the first nine months of 1994 compared to 1993 and the impact on the cost of retail time deposits were the primary factors in the decline in interest expense. The costs of these deposits decreased $37.5 million or 17.7 percent. Offsetting this decline was an increase in interest expense on borrowed funds and commercial certificates of deposit over $100,000 which rose $22.9 million and $2.6 million, respectively, over the 1993 nine-month period. These increases were principally due to volume increases. Total borrowed funds, including commercial paper and long-term debt, increased $534.6 million and commercial certificates of deposit over $100,000 increased $43.9 million, on average, compared to the prior year period. Demand deposits averaged $2.9 billion during the nine months ended September 30, 1994, an increase of $357.7 million or 14.3 percent over the comparable period in 1993.

Net interest income on a tax-equivalent basis was $162.9 million for the quarter ended September 30, 1994, an increase of $12.4 million or 8.3 percent compared to the same period in 1993. For the first nine months of 1994, net interest income on a tax-equivalent basis was $466.8 million compared with $444.3 million for the nine months ended September 30, 1993, an increase of $22.5 million or 5.1 percent. The net interest spread percentage on a tax-equivalent basis (the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities) was 3.97 percent for the nine months ended September 30,1994 compared to 3.99 for the prior year period.
Net interest margin (net interest income on a tax-equivalent basis as a percentage of average interest earning assets) was
4.63 percent during the nine months of 1994 compared with 4.62 percent during the same period in 1993.

The provision for loan losses for the quarter ended September 30, 1994 was reduced 22.9 percent to $18.5 million compared to $24.0 million for the same period a year earlier. On a year-to-date basis, the provision was $55.5 million, a decline of $18.7 million or 25.2 percent, compared with the first nine months of 1993.

Non-interest income including security transactions, when compared to prior year, was slightly higher for the third quarter but slightly lower for the nine month period.
Categories showing positive growth for the quarter and year-to-date included service charges on deposits and service and loan fee income. This was offset by lower other income. Additionally, there was a decrease in investment securities gains (losses) which impacted the nine month comparison. For the first nine months of 1994, net gains were $1.8 million,
                       			      -5-
compared with net gains of $6.8 million in 1993. These gains were recognized as securities were sold out of the available for sale portfolio.

For the third quarter of 1994, service charges on deposits were $16.1 million, an increase of $1.3 million or 8.7 percent over the prior year period. Service charges on deposits increased $4.0 million or 8.9 percent during the nine month period ended September 30, 1994 compared to the corresponding period in 1993.
 The increase for the quarter and year-to-date in service charges was primarily due to price increases implemented after September 30, 1993. Service and loan fee income for the third quarter increased $2.2 million or 24.5 percent compared with the quarter ended September 30, 1993 and $5.4 million or 21.5 percent compared to the nine months ended September 30, 1993. These increases were primarily due to higher merchant credit card and commercial loan fees. During the third quarter of 1994, other income decreased $3.1 million or 20.7 percent from the third quarter in 1993. On a year-to-date basis, other income declined $4.7 million or 11.9 percent compared to the nine months ended September 30, 1993. These declines were attributable to lower secondary market mortgage fees and brokerage fees recorded during the three months and nine months ended September 30, 1994 compared to the 1993 periods.

Non-interest expenses for the third quarter of 1994 totaled $125.9 million, down $26.5 million, or 17.4 percent compared to the third quarter of 1993 and for the nine months ended September 30, 1994 were $378.5 million, down $42.2 million or
10.0 percent from the year ago period. Included in non-interest expenses for the third quarter of 1993 and the nine months ended September 30, 1993 was a restructuring charge of $21.5 million .
 Excluding the restructuring charge non-interest expenses for the quarter and nine months ended September 30, 1994 decreased
3.8 percent and 5.2 percent, respectively.

Salaries expense decreased $.9 million or 2.0 percent during the third quarter of 1994 compared to the third quarter of 1993 and declined $2.9 million or 2.1 percent during the first nine months of 1994 compared to the corresponding period of 1993. Pension and other employee benefits for the third quarter were $14.3 million, down $.8 million or 5.0 percent compared with the third quarter of 1993. These expenses were $41.7 million for the nine months ended September 30, 1994, down $2.5 million or
5.7 percent compared to the corresponding period in 1993. The decrease in salaries and benefit expense is primarily attributable to the staff savings realized from the restructuring program.

Occupancy expense for the third quarter of 1994 increased $.4 million or 3.4 percent compared to the prior year period. This expense was $38.5 million for the nine months ended September 30, 1994 and rose $1.8 million or 4.9 percent compared to the corresponding period in 1993. The year-to-date increase was principally due to higher snow removal costs as a result of severe weather conditions during the first quarter of 1994. Furniture and equipment expense rose $.7 million or 5.7 percent
                       			      -6-
for the quarter, and rose $2.5 million or 7.4 percent during the first nine months of 1994. The increase over the prior year period resulted from increased equipment rentals and maintenance expenses related to the installation of new on-line equipment to support branch automation.

The FDIC insurance assessment increased $1.4 million or 25.2 percent during the third quarter of 1994 compared to the third quarter of 1993 but was down $1.1 million or 5.2 percent during the first nine months of 1994 compared to the corresponding period in 1993. The increase during the quarter was mainly due to a $1.6 million rebate received in July 1993 resulting from reduced assessment rates under the risk-based assessment system implemented in accordance with the Federal Deposit Insurance Corporation Improvement Act of 1991.

Other real estate expenses were $4.9 million for the third quarter of 1994, a decrease of $3.7 million or 42.9 percent from the third quarter of 1993. On a year -to-date basis, other real estate expenses were $14.5 million, a decrease of $17.6 million or 54.8 percent, compared to the nine months ended September 30, 1993. Included in these amounts is a provision for losses on other real estate and expenses related to holding and operating foreclosed property. A provision of $3.1 million for the third quarter and $8.9 million for the first nine months of 1994 was added to the allowance for other real estate. This compares to a provision of $6.8 million for the third quarter of 1993 and $25.8 million for the first nine months of 1993. Expenses for operating and maintaining other real estate amounted to $1.8 million for the third quarter and $5.5 million for the nine months ended September 30, 1994 compared with $1.8 million and $6.3 million for the first nine months of 1993.

Liquidity

Liquidity is the ability to meet the borrowing needs and deposit withdrawal requirements of customers and to support asset growth. Principal sources of liquidity are deposit generation, access to purchased funds, maturities and repayments of loans and investment securities, and interest and fee income.

The consolidated statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. During the nine months of 1994, net cash provided by operating activities totaled $209.1 million. This amount was primarily attributable to results of operations adjusted for the provision for loan losses and other real estate owned, and proceeds from the sales of mortgages held for sale. Net cash used in investing activities totaled $1.6 billion and was the result of investment and loan activity. Net cash provided by financing activities totaled $1.6 billion, reflecting the increases in short-term borrowings.

During the first nine months of 1994, proceeds of $1.1 billion from maturities in the investment portfolio, including investment securities available for sale, contributed to liquidity. Borrowed funds, which includes Federal funds and
                          			      -7-
repurchase agreements and commercial paper increased $1.2 billion since December 31, 1993 and provided another source of liquidity. Offsetting these sources were purchases of $1.6 billion of investment securities and an increase of $855.9 million in loans since year-end 1993.

Demand deposits increased $262.5 million to $3.1 billion from year-end 1993 and savings and time deposits increased $25.8 million from December 31, 1993 which provided additional liquidity.

Additional liquidity is generated from maturities and principal repayments in the investments portfolio. Scheduled maturities and anticipated principal repayments of the investment portfolio will approximate $140 million throughout the balance of 1994.
In addition, all or part of the investment securities available for sale of $317.5 million could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Liquidity is also available through the recent affiliation with the Federal Home Loan Bank of New York , additional lines of credit and the ability to incur additional debt. At September 30, 1994, there were $40.0 million of short-term lines of credit available for general corporate purposes, with no outstandings.
                       			      -8-

			PART II.  OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

In re UJB Financial Corp. Shareholder Litigation.
- -------------------------------------------------

Reported on Form 10-K for the period ended December 31, 1993 and on Form 10-Q for the period ended March 31, 1994. Following pre-trial discovery, the parties agreed in principle to settle the action for $3.65 million, subject, among other things, to execution of documentation acceptable to the parties and approval by the court. A portion of this settlement is expected to be recovered through insurance carried by the Company and the remaining balance has been fully reserved. Therefore, the effect of this settlement will have no significant impact on the financial operating results of the Company.

Poseidon Pools, Inc. Suits
- --------------------------

Reported on Form 10-K for the period ended December 31, 1993 and on Form 10-Q for the period ended June 30, 1994. The plaintiffs in Richard Fleck and Diane Fleck v. Atreo Manufacturing Co., Inc. et al. filed a Praecipe for Discontinuance in the Court of Common Pleas in Pennsylvania on April 30, 1994. The filing of this document concluded this
matter.   All of the Poseidon Pools, Inc. lawsuits are now
concluded.

McAdoo CERCLA Matter
- --------------------

Reported on Form 10-K for the period ended December 31, 1993 and on Form 10-Q for the periods ended March 31, 1994 and June 30, 1994. A case management conference was held on August 4, 1994 and settlement negotiations between the parties are proceeding with the assistance of the Court.

In re Payroll Express Corporation of New York and Payroll
- ---------------------------------------------------------
Express Corporation, United States Bankruptcy Court for the
- --------------------
Southern District of New York, Case Nos. 92-B-43149 (CB) and 92-B-43150 (CB), filed June 5, 1992.

Reported on Form 10-K for the period ended December 31, 1993 and on Form 10-Q for the period ended June 30, 1994. Judge Bassler previously entered an order staying the Frederick Goldman and the Beth Israel customer actions pending in the District of New Jersey until the United States District Court for the Southern District of New York decided another UJB motion (described below) to withdraw the reference of an adversary proceeding from the bankruptcy court to the District Court for the Southern District of New York. The actions were stayed so that if the
                      			       -9-
motion was granted, UJB would be given the opportunity to move for a transfer and consolidation of the Frederick Goldman and the Beth Israel actions with the action in the Southern District of New York. The motion to withdraw the reference was granted, and the parties in the Frederick Goldman and the Beth Israel actions have submitted to Judge Bassler a proposed consent order transferring the matters to the Southern District of New York. The order should be entered shortly.

 UJB's motion to withdraw the reference of the Trustee's preference complaint captioned John S. Pereira, as Chapter 11 Trustee of the Estate of Payroll Express Corporation et al. v. United Jersey Bank (the "Preference Complaint") from the bankruptcy court to the United States District Court for the Southern District of New York was granted on October 12, 1994. No other activity is pending in this case.

UJB filed an Answer denying the material allegations of the Trustee's second adversary complaint (the "Fraudulent Conveyance
Complaint"). A discovery schedule has been established by the Court in the Fraudulent Conveyance action and a pretrial conference is scheduled for November 17, 1994.
                       			      -10-



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
- ------------------------------------------
(a)     Exhibits

	(3)B.(i)       By-Laws of UJB Financial Corp., as amended through
       		       October 19, 1994.

	    (ii)       Amendment, dated October 19, 1994, to the By-Laws of
		              UJB Financial Corp.

(11)            UJB Financial Corp. computation of net income per
		              common share for the nine months and for the three months ended September 30, 1994 and 1993.

(27)            UJB Financial Corp. Financial Data Schedule
		              - September 30, 1994.

(28)A           UJB Financial Corp. consolidated balance sheets as
		              of September 30, 1994, December 31, 1993 and
       		       September 30, 1993.

(28)B           UJB Financial Corp. consolidated statements of
		              income for the nine months and three months ended September 30,1994 and 1993.

(28)C           UJB Financial Corp. consolidated statements of cash
		              flows for the nine months ended September 30, 1994 and 1993.

(28)D          UJB Financial Corp. consolidated statements of
		             shareholders' equity as of September 30, 1994 and 1993.

(28)E          UJB Financial Corp. consolidated average balance
		             sheets with resultant interest and rates for the
         	     nine months ended September 30, 1994 and 1993.

(28)F          UJB Financial Corp. consolidated reconciliation of
		             allowance for loan losses for the nine months ended September 30, 1994 and 1993.

(b)       Reports on Form 8-K

In a current report on Form 8-K, dated July 31, 1994, the Company under Item 5- Other Events voluntarily reported on a pro forma combined basis (of UJB and VSB) the results of operations for three months ended March 31, 1994 and June 30, 1994 , six months ended June 30, 1994 and the required 30 days of post-merger combined operations as required by SEC Accounting Series Release 135 for the month ended July 31, 1994.

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

                                   					 UJB FINANCIAL CORP.
                                   					 -------------------
                                   					      Registrant


DATE:     November 14, 1994        BY: s/WILLIAM J. HEALY
                            				       ------------------
				                                    William J. Healy
			                       Executive Vice President and Comptroller
                              				 (Chief Accounting Officer)

                          			      EXHIBIT INDEX

Exhibit No.

(3)B.(i)      By-Laws of UJB Financial Corp. as amended through
       	      October 19, 1994.

     (ii)     Amendment, dated October 19, 1994 to the By-Laws of UJB
       	      Financial Corp.

(11)          UJB Financial Corp. computation of net income per common
	             share for the nine months and for the three months ended September 30, 1994 and 1993.

(27)          UJB Financial Corp. Financial Data Schedule - September
       	      30, 1994.

(28)A UJB Financial Corp. consolidated balance sheets as of September 30, 1994, December 31, 1993 and September 30, 1993.

(28)B UJB Financial Corp. consolidated statements of income for the nine months and three months ended September 30,
	             1994 and 1993.

(28)C UJB Financial Corp. consolidated statements of cash flows for the nine months ended September 30, 1994 and 1993.

(28)D UJB Financial Corp. consolidated statements of shareholders' equity as of September 30, 1994 and 1993.

(28)E UJB Financial Corp. consolidated average balance sheets with resultant interest and rates for the nine months
	             ended September 30, 1994 and 1993.

(28)F UJB Financial Corp. consolidated reconciliation of allowance for loan losses for the nine months ended
	             September 30, 1994 and 1993.