Form 10-K
UJB FINANCIAL CORP /NJ/
filed 1995-03-30
CIK 101320

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

['X'] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

                                                                    NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                                 ON WHICH REGISTERED
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
                            ------------------------

AS OF FEBRUARY 28, 1995, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY
              NON-AFFILIATES OF THE REGISTRANT WAS $1,460,004,157.
                            ------------------------

     AS OF FEBRUARY 28, 1995, THERE WERE 55,194,983 SHARES OF COMMON STOCK,
                          $1.20 PAR VALUE OUTSTANDING.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE
UJB Financial Corp. 1994 Annual Report to Shareholders (portion)    (Parts I, II
                                    and IV).
Proxy Statement dated March 9, 1995 (portion)                 (Parts I and III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              UJB FINANCIAL CORP.

                               INDEX TO FORM 10-K

             PART I
Item  1.     Business                                                                     PAGE
             a) General development of business.......................................      3
             b) Financial information about industry segments.........................      3
             c) Narrative description of business.....................................      4
             d) Financial information about foreign and domestic operations
                     and export sales.................................................     12
             e) Statistical information...............................................     12
Item  2.     Properties...............................................................     21
Item  3.     Legal Proceedings........................................................     21
Item  4.     Submission of Matters to a Vote of Security Holders......................     25
             Executive Officers of the Registrant.....................................     25

             PART II
Item  5.     Market for Registrant's Common Equity and Related Stockholder Matters....     26
Item  6.     Selected Financial Data..................................................     26
Item  7.     Management's Discussion and Analysis of Financial Condition and Results
             of Operations............................................................     26
Item  8.     Financial Statements and Supplementary Data..............................     26
Item  9.     Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure...............................................................     26

             PART III
Item 10.     Directors and Executive Officers of the Registrant.......................     27
Item 11.     Executive Compensation...................................................     27
Item 12.     Security Ownership of Certain Beneficial Owners and Management...........     27
Item 13.     Certain Relationships and Related Transactions...........................     27

             PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........     28
             Signatures...............................................................     33

                                     PART I

ITEM 1. BUSINESS.

  (A) GENERAL DEVELOPMENT OF BUSINESS.

     UJB Financial Corp. ("UJB" or the "company"), registrant, commenced operations on October 1, 1970 as a New Jersey corporation and as a bank holding company registered under the Bank Holding Company Act of 1956. The company owns two banks (bank subsidiaries) and nine active non-bank subsidiaries. At December 31, 1994 the company had total consolidated assets of $15,429,472,000 which ranked it as the third largest New Jersey based bank holding company. The bank subsidiaries engage in a general banking business. United Jersey Bank is UJB's largest bank subsidiary, accounting for approximately 82% of UJB's total consolidated assets at December 31, 1994. The non-bank subsidiaries engage primarily in securities brokerage, venture capital investment, commercial finance lending, lease financing, and reinsuring credit life and disability insurance policies related to consumer loans made by the bank subsidiaries.

     UJB Financial Corp. has its corporate office at 301 Carnegie Center, P.O. Box 2066, Princeton, New Jersey 08543-2066.

     On January 19, 1995, the company announced a definitive agreement to acquire Bancorp New Jersey, Inc. with total assets of approximately $480,371,000. The merger is expected to occur in the second or third quarter of 1995. In addition, the company successfully completed the acquisitions of VSB Bancorp, Inc. (VSB) and Palisade Savings Bank, FSB (Palisade) during 1994. VSB was accounted for as a pooling of interests and was consummated on July 1, 1994. On September 16, 1994 the acquisition of Palisade was completed and accounted for under the purchase method.

     The restructuring of the company along core lines of business and the consolidations of banks was completed. The three Pennsylvania banks were merged into one entity on March 18, 1994 under the name of First Valley Bank. In addition, the three New Jersey banks were consolidated into a single statewide bank called United Jersey Bank which was completed on July 15, 1994.

     The following table lists each bank subsidiary, the location of its principal office, the number of its banking offices and, in thousands of dollars, its total assets and deposits as of December 31, 1994. Both the New Jersey and Pennsylvania locations are state banks, however only the New Jersey bank is a member of the Federal Reserve System.

                                           LOCATION        NO. OF
                                         OF PRINCIPAL      BANKING        TOTAL           TOTAL
                                            OFFICE         OFFICES      ASSETS(1)      DEPOSITS(1)
                                        ---------------    -------     ------------    ------------
United Jersey Bank(2).................  Hackensack, NJ       197       $ 12,582,814    $ 10,442,607
First Valley Bank.....................  Bethlehem, PA         73          2,795,497       2,106,433

---------------
(1) Not adjusted to exclude interbank deposits or other transactions among the subsidiaries.

(2) Restated to reflect the merger of Palisade Savings Bank, FSB on February 17, 1995.

  (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     UJB is engaged in the business of managing or controlling banks and such other businesses related to banking as may be authorized under the Bank Holding Company Act of 1956, as amended. The registrant is also engaged in furnishing services to, or performing services for its present operating subsidiaries.

     The major line of business is banking. UJB owns and operates two bank subsidiaries.

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

  (C)(1) NARRATIVE DESCRIPTION OF BUSINESS.

Bank Subsidiaries

     United Jersey Bank was organized in 1899 and is the company's largest bank subsidiary. The bank had total assets of $12,582,814,000 at December 31, 1994. Based on the latest available data, it ranked as the third largest New Jersey based commercial bank. United Jersey Bank operates 51 offices to serve most of the 70 communities in Bergen County, the second most populous county in New Jersey. It also operates 146 banking offices throughout New Jersey. First Valley Bank was organized in 1968 and is the company's Pennsylvania bank subsidiary. The bank had total assets of $2,795,497,000 at December 31, 1994. First Valley Bank operates 73 offices in 13 counties in northeast Pennsylvania.

     The company's bank subsidiaries are engaged in a general banking business. Its major lines of business include commercial lending, retail banking, mortgage banking and investment management. These lines of business offer a wide range of financial services to individuals, businesses, not-for-profit organizations, government entities and other financial institutions.

Non-Bank Subsidiaries

     The company, through its wholly-owned subsidiary, UJB Credit Corporation, owns and operates Gibraltar Corporation of America. The company directly owns and operates UJB Investor Services Company, United Jersey Credit Life Insurance Company and United Jersey Venture Capital, Inc. The company indirectly owns United Jersey Leasing Corporation, Lehigh Securities Corporation, First Valley Leasing, Inc., First Valley Life Insurance Company and UJB Financial Service Corporation.

     Gibraltar Corporation of America is a commercial finance company operating in the New York and New Jersey metropolitan areas, which specializes in making loans secured by accounts receivable, inventory, and equipment, as well as financing sales and leases of equipment. UJB Investor Services Company and Lehigh Securities Corporation are engaged in the stock brokerage business. United Jersey Credit Life Insurance Company and First Valley Life Insurance Company reinsure credit life and disability insurance policies related to the bank subsidiaries' consumer loans. United Jersey Venture Capital, Inc. makes venture capital investments. United Jersey Leasing Corporation and First Valley Leasing, Inc. were established for the purpose of making equipment leases. UJB Financial Service Corporation provides data processing services to banking subsidiaries.

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

     The Holding Company Act prohibits UJB, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking "as to be a proper incident thereto" if the FRB determines that such acquisitions will be, on balance, beneficial to the public. The Holding Company Act requires prior approval by the FRB of the acquisition by UJB of more than five percent of the voting stock of any additional bank and in effect permits only the acquisition of banks located in New Jersey and in states (including Pennsylvania) where laws specifically permit acquisitions of banks by out-of-state bank holding companies having the largest proportion of their deposits in New Jersey. Acquisitions in any state will be permitted after September 29, 1995. See "Interstate Banking" below. Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. All of UJB's subsidiary banks are currently rated "satisfactory" or better under the Community Reinvestment Act.

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

     Bank regulatory authorities in the United States have issued risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate a company's capital to the risk profile of its assets. The standards require all banks to have Tier I capital of at least 4 percent, total capital, including Tier I capital, of at least 8 percent of risk-adjusted assets and a minimum leverage ratio of 4 percent for institutions that have a regulatory rating of two or more. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a direct effect on the operations and financial statements. Tier I capital includes shareholders' equity less certain intangibles and unrealized gains and losses on available-for-sale securities, net of tax. Total capital is comprised of Tier I capital, qualifying debt instruments, and a portion of the allowance for loan losses. Tier I leverage ratio measures the ratio of Tier I capital to quarterly average assets less certain intangibles. As of December 31, 1994, UJB's Tier I capital was 9.27%, total risk-based capital was 12.04%, and the leverage ratio was 7.02%.

INTERSTATE BANKING AND REGULATORY RELIEF LEGISLATION IN 1994

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, enacted September 29, 1994, permits full nationwide interstate banking (e.g., bank holding company ("BHC") acquisition of bank subsidiaries anywhere in the U.S.), with interstate branching to be permitted after June 1, 1997. Importantly, states retain the right to opt-out of interstate branching and to require that out-of-state BHCs and banks comply with state rules governing entry.

     A brief summary of the Act's major provisions follows:

          (A) INTERSTATE BANKING. One year after enactment, adequately capitalized and adequately managed BHCs would be permitted to acquire banks in any state. States cannot opt-out of this provision. State laws may prohibit the purchase of banks 5 years of age or less. Concentration limits are imposed (10% of bank and thrift deposits nationwide/30% in the state; the state supervisor may waive this 30% limit). States retain existing authority to impose nondiscriminatory deposit caps. Those banks with over 30% of statewide deposits may be sold to out-of-state BHCs without being subject to the 30% rule where the BHC has no presence in the host state (some limited exceptions may apply).

          (B) BANK/THRIFT AFFILIATE AGENCY AUTHORITY. One year after enactment, an insured bank subsidiary may act as agent for an affiliate bank or thrift in offering specified banking services (receive deposits, renew time deposits, close loans, service loans, and receive payments on loans and other obligations) both within and across state lines without offices of the agent being deemed branches of the affiliates on whose behalf they act. Thrift affiliates may provide these same agency services under limited circumstances.

          (C) INTERSTATE BRANCHING.

             (1) Branching Through Bank Mergers. After June 1, 1997, the appropriate Federal regulator may approve the merger of adequately capitalized banks across state lines, so long as the resulting institution is adequately capitalized and adequately managed. This will allow BHCs, after that date, to convert their subsidiary banks in different states into branches of the same bank; banks in different states, whether within holding companies or independent, will likewise be permitted to directly merge. Bank mergers would have to conform with state laws which impose age restrictions of up to 5 years on acquisitions of new banks. States may opt-out of interstate branching from September 29, 1994 until June 1, 1997. Doing so will preclude the merger of banks in that state with banks located in other states; banks located in states which opt-out would not be permitted to have interstate branches. States may permit interstate branching earlier than June 1, 1997, where both states involved with the bank merger expressly permit it by statute. Where the bank/BHC would be effectively moving into a new state as a result of the merger, regulators must consider Community Reinvestment Act compliance of all bank affiliates before approving the merger application. The 10% nationwide/30% deposit concentration limits discussed above also apply to bank mergers; states retain current authority to impose deposit caps. Host state banks with over 30% of statewide deposits may be merged with out-of-state banks without being subject to the 30% rule where the out-of-state bank has no presence in the host state (some limited exceptions may apply).

             (2) Direct Branching by Banks. National and state banks are prohibited from directly acquiring an existing branch (separate from the acquisition of a charter), or establishing a de novo branch, in a host state unless the law of the host state permits it.

          (D) FOREIGN BANKS. Foreign branches and agencies located in the U.S. will be permitted to branch interstate to the same extent as domestic institutions. However, certain restrictions are placed on foreign branch operations in the U.S.

          (E) LAWS APPLICABLE TO STATE INTERSTATE BRANCHES. Branches of out-of-state state chartered banks will be subject to the laws of the host state, including permissible activities, as if it were a branch of a bank located in that host state. State bank supervisors of the host state may examine an in-state branch of an out-of-state state bank for purposes of determining compliance with state law and to ensure that the branch is being operated in a safe and sound manner.

          (F) OTHER. For financial institutions that maintain one or more branches outside the home state, the appropriate Federal banking agency must prepare a written evaluation of the entire institution's Community Reinvestment Act performance and a separate evaluation of the institution's performance for each state and metropolitan statistical area, and for the nonmetropolitan portion of the state. The Act prohibits the use of interstate branches primarily for the purpose of deposit production, and requires that the interstate bank's level of lending in the host state relative to deposits from the host state (using available information) is greater than half the average of all banks with home offices in that state. The appropriate Federal regulator may require closure of a branch which fails this test. In the case of an interstate bank that proposes to close any branch in a low- or moderate-income area, the branch closure notices must contain the mailing address of the bank's Federal regulator, and a statement that comments regarding the closure may be mailed to that regulator. If a person from the area in which the branch is located submits a written request and includes a statement of specific reasons, and the request is not frivolous, the agency must consult with community leaders and convene a meeting with such leaders and depository institutions to explore the feasibility of obtaining adequate alternative facilities and services. The legislation specifically states that this process shall not affect the authority of the bank to close the branch, or the timing of the closing.

     Congress also enacted the Riegle Community Development and Regulatory Improvement Act of 1994 on September 23, 1994. This Act amended the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") to allow regulators to issue guidelines instead of regulations on asset quality, earnings and stock valuation standards, provides for electronic filing of call reports and currency transaction reports, exempts business purpose loans from the Real Estate Settlement Procedures Act, reduces certain audit requirements of FDICIA, and included many other miscellaneous provisions intended to reduce regulatory burdens. However, stricter requirements are imposed on banks with respect to requiring flood insurance from borrowers.

FDICIA

     The Federal Deposit Insurance Corporation Improvement Act of 1991, which became law in December 1991, in addition to authorizing increased funding for the Bank Insurance Fund ("BIF") by raising the FDIC's borrowing limits and eliminating the cap on deposit insurance premiums, imposes extensive additional statutory requirements regarding the roles, responsibilities, and liabilities of a bank's senior management, directors, independent auditors, and regulators in compliance, management and financial affairs of a bank. This Act has required additional time, effort and resources to be devoted to compliance and internal controls.

     FDICIA requires each financial institution with $500 million or more in total assets to have an annual audit of its financial statements by an independent public accountant and to have an audit committee consisting of independent outside directors. There are more stringent criteria for audit committees of institutions with $3 billion or more in total assets. It also requires that management report on and assess their responsibility for internal controls over financial reporting and compliance with designated laws and regulations.

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

     FDICIA provides that the FDIC insurance assessments are to move from flat-rate premiums to a new system of risk-based premium assessments. The risk-based insurance assessment will evaluate an institution's potential for causing a loss to the insurance fund and base deposit insurance premiums upon individual bank profiles. Currently the annual assessment rates for the company's bank subsidiaries are 23 cents per $100 of domestic deposits. These rates are applicable through June 30, 1995 at which time they will be reevaluated based upon more current risk classifications. The FDIC has published proposals where BIF members would pay assessment rates ranging from 4 to 31 cents per $100 of domestic deposits depending upon risk classification.

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

     Under FIRREA, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions, including a failure to meet minimum capital requirements, indicating that a "default" is likely to occur in the absence of regulatory assistance. These provisions have commonly been referred to as FIRREA's "cross guarantee" provisions. Liability under the "cross guarantee" provisions is subordinate to claims (other than claims by shareholders, including bank holding companies, in their capacity as sharehold-ers, and affiliates of the institution) of depositors, secured creditors, other general or senior creditors, and holders of obligations subordinated to depositors or other creditors. The FDIC may waive its rights under limited circumstances generally applicable to acquisitions of troubled institutions.

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

     The two state-chartered subsidiary banks are subject to the supervision of, and to regular examination by, the New Jersey Departments of Insurance and Banking, in the case of United Jersey Bank, and the Pennsylvania Department of Banking, in the case of First Valley Bank. In addition, the subsidiary banks are subject to examination by the FDIC, and by the U.S Department of Education with respect to student loan activity. United Jersey Bank is also subject to examination by the FRB. The Municipal Bond Department of United Jersey Bank, as a registered municipal securities dealer, is subject to the supervision of the Municipal Securities Rulemaking Board.

     None of the stocks of the subsidiary banks or other subsidiaries owned or controlled by UJB carry statutory double liability. However, Article XIV,
Section 11 of the Constitution of the State of Arizona provide that the stock of UJB's credit life insurance subsidiaries, may be subject to assessment to restore impaired capital under certain circumstances as and to the extent provided therein. There is no such provision in New Jersey or Pennsylvania law governing UJB's state-chartered banks.

     Certain statutory restrictions may affect the declaration and payment of dividends by the subsidiary banks to UJB. For additional information see Note 14 on page 49 of the 1994 Annual Report incorporated herein by reference as Exhibit 13.

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

  (C)(1)(IV) IMPORTANCE OF PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS HELD.

     Patents and licenses, as such, are not of importance to UJB or its subsidiaries, but operating charters (similar to licenses) -- approved banking location authorizations granted by the New Jersey and Pennsylvania Departments of Banking for state-chartered bank subsidiaries -- are vital to the operation and expansion of the bank subsidiaries. Such charters are perpetual unless revoked by the granting authorities. Various licenses and approvals to do business are also required by the other regulatory agencies referred to under Supervision and Regulation above. Most of these licenses and approvals require periodic renewal.

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

  (C)(1)(X) COMPETITION.

     Each bank subsidiary faces strong competition for local business in the communities it serves from other banking institutions as well as from other financial institutions. United Jersey Bank and First Valley Bank compete in the national market with other major banking and financial institutions in the New York and Philadelphia areas, many of which are substantially larger and may have greater financial resources. A number of these institutions offer their services throughout New Jersey and Pennsylvania through bank and non-bank subsidiaries, loan production offices and solicitations through broadcast and print media and direct mail. For international business, United Jersey Bank competes not only with a substantial number of United States banks having foreign departments, but also with agencies and branches of foreign banks located in the United States and with other major banks throughout the world. The effect of liberalized branching and acquisition laws has been to lower barriers to entry into the banking business and to increase competition for banking business, as well as to increase both competition for and opportunities to acquire other financial institutions. Nationwide interstate banking will accelerate these trends.

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

  (C)(1)(XI) RESEARCH AND DEVELOPMENT.

     UJB and its subsidiaries conduct research activities, from time to time, relating to the development of new services. Expenditures for these activities are not considered material to the financial condition of UJB and its subsidiaries. Research expenditures during 1994 were charged directly to expense as incurred.

  (C)(1)(XII) COST OF COMPLIANCE WITH ENVIRONMENTAL REGULATIONS.

     It is not expected that compliance with Federal, state and local provisions relating to the protection of the environment will have any material effect on UJB or its subsidiaries.

  (C)(1)(XIII) NUMBER OF PERSONS EMPLOYED.

     At December 31, 1994, there were 6,143 persons, on a full-time equivalent basis, employed by UJB and its subsidiaries.

  (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

     United Jersey Bank operates an International Banking Department principally for the benefit of its domestic customers and, in January 1974, opened its first offshore banking facility on the island of Grand Cayman in the British West Indies. Business at the offshore facility constituted less than one-half of one percent of the total assets and income of United Jersey Bank in 1994.

  (E) STATISTICAL INFORMATION.

     The following tables set forth, on a consolidated basis, certain statistical information concerning UJB and its subsidiaries. The tables should be read in conjunction with the consolidated financial statements contained in the 1994 Annual Report to Shareholders, included herein as Exhibit 13. Average data have been derived from daily balances except in the case of certain smaller subsidiaries where month-end balances were used.

     Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential.

     The following table shows the Average Balance Sheet with Resultant Interest and Rates for the years ended 1994 through 1992. Net interest income is the amount by which interest income exceeds interest expense. Net interest income in any given period is affected by the average volume of earning assets and the yield earned on such assets, the average volume of interest bearing sources of funds and the average rate paid on such liabilities.

 TAX EQUIVALENT BASIS, IN                1994                               1993                               1992
        THOUSANDS          --------------------------------   --------------------------------   --------------------------------
NOT COVERED BY INDEPENDENT   AVERAGE                AVERAGE     AVERAGE                AVERAGE     AVERAGE                AVERAGE
     AUDITORS' REPORT        BALANCE     INTEREST    RATE       BALANCE     INTEREST    RATE       BALANCE     INTEREST    RATE
-------------------------- -----------   --------   -------   -----------   --------   -------   -----------   --------   -------
ASSETS
Interest earning assets:
 Federal funds sold and
   securities purchased
   under agreements to
   resell................. $     9,591   $    600     6.26%   $    30,118   $    955     3.17%   $   107,550   $  4,615     4.29%
 Interest bearing deposits
   with banks.............      16,910        629     3.72         21,934        651     2.97         18,441        668     3.62
 Trading account
   securities.............      27,495        772     2.81         31,447      1,385     4.40         22,741      1,429     6.28
 Investment securities
   available for sale.....     613,915     34,300     5.59        754,213     31,023     4.11        126,820     10,782     8.50
 Investment securities:
   U.S. Government and
     Federal agencies.....   1,871,038    107,700     5.76      2,227,309    146,926     6.60      2,773,209    200,497     7.23
   States and political
     subdivisions.........     323,133     34,050    10.54        340,141     37,827    11.12        406,889     44,625    10.97
   Other securities.......   1,603,764     88,500     5.52        565,208     31,146     5.51        253,748     16,828     6.63
                           -----------   --------             -----------   --------             -----------   --------
       Total investment
         securities.......   3,797,935    230,250     6.06      3,132,658    215,899     6.89      3,433,846    261,950     7.63
                           -----------   --------             -----------   --------             -----------   --------
 Loans:
   Commercial.............   4,458,589    337,473     7.57      4,354,160    304,945     7.00      4,554,227    328,337     7.21
   Mortgage...............   2,574,625    201,336     7.82      2,459,970    200,893     8.17      2,335,920    207,578     8.89
   Instalment.............   2,123,460    170,865     8.05      2,046,451    168,534     8.24      2,062,032    182,712     8.86
                           -----------   --------             -----------   --------             -----------   --------
       Total loans........   9,156,674    709,674     7.75      8,860,581    674,372     7.61      8,952,179    718,627     8.03
                           -----------   --------             -----------   --------             -----------   --------
       Total interest
         earning assets...  13,622,520    976,225     7.17     12,830,951    924,285     7.20     12,661,577    998,071     7.88
                           -----------   --------             -----------   --------             -----------   --------
Non-interest earning
 assets:
 Cash and due from
   banks..................     894,054                            854,408                            766,900
 Allowance for loan
   losses.................    (247,587)                          (262,658)                          (302,141)
 Other assets.............     593,534                            612,440                            644,234
                           -----------                        -----------                        -----------
       Total non-interest
         earning assets...   1,240,001                          1,204,190                          1,108,993
                           -----------                        -----------                        -----------
Total Assets.............. $14,862,521                        $14,035,141                        $13,770,570
                           =============                      =============                      =============
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest bearing
 liabilities:
 Savings deposits......... $ 5,563,805   $115,932     2.08    $ 5,461,273   $124,617     2.28    $ 5,063,121   $157,958     3.12
 Other time deposits......   3,106,316    123,782     3.98      3,495,293    146,728     4.20      4,012,866    208,065     5.18
 Commercial certificates
   of deposit $100,000 and
   over...................     338,427     13,639     4.03        256,018      7,319     2.86        417,458     16,320     3.91
                           -----------   --------             -----------   --------             -----------   --------
       Total interest
         bearing
         deposits.........   9,008,548    253,353     2.81      9,212,584    278,664     3.02      9,493,445    382,343     4.03
                           -----------   --------             -----------   --------             -----------   --------
 Commercial paper.........      46,545      1,891     4.06         58,920      1,737     2.95         94,297      3,408     3.61
 Other borrowed funds.....   1,417,304     71,428     5.04        803,187     32,045     3.99        907,750     35,985     3.96
 Long-term debt...........     212,084     18,197     8.58        216,757     19,274     8.89         75,973      7,989    10.52
                           -----------   --------             -----------   --------             -----------   --------
       Total interest
         bearing
         liabilities......  10,684,481    344,869     3.23     10,291,448    331,720     3.22     10,571,465    429,725     4.06
                           -----------   --------             -----------   --------             -----------   --------
Non-interest bearing
 liabilities:
 Demand deposits..........   2,897,980                          2,582,206                          2,177,219
 Other liabilities........     211,497                            162,497                            129,352
                           -----------                        -----------                        -----------
       Total non-interest
         bearing
         liabilities......   3,109,477                          2,744,703                          2,306,571
                           -----------                        -----------                        -----------
Shareholders' equity......   1,068,563                            998,990                            892,534
                           -----------                        -----------                        -----------
Total Liabilities and
 Shareholders'
 Equity................... $14,862,521                        $14,035,141                        $13,770,570
                           =============                      =============                      =============
Net Interest Income
  (tax-equivalent basis)..                631,356     3.94%                  592,565     3.98%                  568,346     3.82%
                                                    =========                          =========                          =========
Tax-equivalent basis
 adjustment...............                (15,252)                           (16,657)                           (19,063)
                                         --------                           --------                           --------
Net Interest Income.......               $616,104                           $575,908                           $549,283
                                         ==========                         ==========                         ==========
Net Interest Income as a
 Percent of Interest
 Earning Assets
 (tax-equivalent basis)...                            4.63%                              4.62%                              4.49%
                                                    =========                          =========                          =========

---------------
Notes: -- The tax equivalent adjustment was computed based on a Federal income tax rate of 35% for 1994 and 1993 and 34% for 1992.

     The following table shows the approximate effect on the effective interest differential of volume and rate changes for the years 1994 and 1993 on a tax-equivalent basis. For purposes of this table, the change in interest due to both volume and rate has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                                          1994 VERSUS 1993                    1993 VERSUS 1992
                                  --------------------------------    --------------------------------
                                        INCREASE/(DECREASE)                 INCREASE/(DECREASE)
                                         DUE TO CHANGE IN:                   DUE TO CHANGE IN:
                                  --------------------------------    --------------------------------
                                   VOLUME       RATE       TOTAL       VOLUME       RATE       TOTAL
                                  --------    --------    --------    --------    --------    --------
                                                             (IN THOUSANDS)
INTEREST EARNING ASSETS
  Interest bearing deposits
     with banks.................. $   (167)   $    145    $    (22)   $    114    $   (131)   $    (17)
  Investment securities:
     U.S. Government and Federal
       agencies..................  (21,845)    (17,381)    (39,226)    (37,134)    (16,437)    (53,571)
     States and political
                   subdivisions..   (1,848)     (1,929)     (3,777)     (7,401)        603      (6,798)
     Other securities............   57,297          57      57,354      17,582      (3,264)     14,318
                                  --------    --------    --------    --------    --------    --------
    Total investment securities..   33,604     (19,253)     14,351     (26,953)    (19,098)    (46,051)
  Investment securities available
     for sale....................   (6,488)      9,765       3,277      28,409      (8,168)     20,241
  Trading account securities.....     (158)       (455)       (613)        456        (500)        (44)
  Federal funds sold and
     securities purchased under
     agreements to resell........     (912)        557        (355)     (2,686)       (974)     (3,660)
  Loans:
     Commercial..................    7,401      25,127      32,528     (14,066)     (9,326)    (23,392)
     Mortgage....................    9,203      (8,760)        443      10,674     (17,359)     (6,685)
     Instalment..................    6,267      (3,936)      2,331      (1,381)    (12,797)    (14,178)
                                  --------    --------    --------    --------    --------    --------
          Total loans............   22,871      12,431      35,302      (4,773)    (39,482)    (44,255)
                                  --------    --------    --------    --------    --------    --------
          Total interest earning
            assets...............   48,750       3,190      51,940      (5,433)    (68,353)    (73,786)
                                  --------    --------    --------    --------    --------    --------
INTEREST BEARING LIABILITIES
  Time Deposits:
     Savings deposits............    2,320     (11,005)     (8,685)     11,691     (45,032)    (33,341)
     Other time deposits.........  (15,602)     (7,344)    (22,946)    (24,865)    (36,472)    (61,337)
     Commercial certificates of
       deposit $100,000 and
       over......................    2,783       3,537       6,320      (5,312)     (3,689)     (9,001)
                                  --------    --------    --------    --------    --------    --------
          Total time deposits....  (10,499)    (14,812)    (25,311)    (18,486)    (85,193)   (103,679)
  Commercial paper...............     (413)        567         154      (1,124)       (547)     (1,671)
  Other borrowed funds...........   29,299      10,084      39,383      (4,208)        268      (3,940)
  Long-term debt.................     (411)       (666)     (1,077)     12,699      (1,414)     11,285
                                  --------    --------    --------    --------    --------    --------
          Total interest bearing
            liabilities..........   17,976      (4,827)     13,149     (11,119)    (86,886)    (98,005)
                                  --------    --------    --------    --------    --------    --------
  Change in net interest
     income...................... $ 30,774    $  8,017    $ 38,791    $  5,686    $ 18,533    $ 24,219
                                  ========    ========    ========    ========    ========    ========

Investment Securities Available for Sale

     The following table shows the carrying value of investment securities available for sale at December 31 for each of the following years:

                                                                    DECEMBER 31
                                                    --------------------------------------------
                                                      1994              1993              1992
                                                    --------         ----------         --------
                                                                   (IN THOUSANDS)
Investment securities available for sale:
  Federal agencies..............................    $109,725         $  669,841         $741,428
  Other securities..............................      91,490            492,247          139,850
                                                    --------         ----------         --------
     Total investment securities available for
       sale.....................................    $201,215         $1,162,088         $881,278
                                                    ========          =========         ========

     The following table shows the maturity distribution and weighted average yields to maturity on a tax-equivalent basis for investment securities available for sale, by type and in total, of Federal agencies, and other securities at December 31, 1994. The carrying value represents the market value of securities at December 31, 1994 and are distributed by contractual maturity. However, mortgage-backed securities and other securities which may have prepayment provisions are distributed to a maturity category based on estimated average lives. These principal prepayments are not scheduled over the life of the investment, but are reflected as adjustments to the final maturity distribution. The distribution follows:

                                                                                       WEIGHTED
                                                                         CARRYING      AVERAGE
                                                                           VALUE       YIELD(2)
                                                                         ---------     --------
                                                                         (DOLLARS IN THOUSANDS)
Investment securities available for sale (by type):
  Federal agencies:
     Within 1 year.....................................................  $      --         --%
     After 1 but within 5 years........................................     21,625       6.41
     After 5 but within 10 years.......................................     67,228       6.57
     After 10 years....................................................     20,872       6.41
                                                                         ---------
          Total........................................................    109,725       6.51
                                                                         ---------
  Other securities(1):
     Within 1 year.....................................................         --         --
     After 1 but within 5 years........................................     36,336       4.94
     After 5 but within 10 years.......................................     13,889       6.73
     After 10 years....................................................      1,980       6.47
                                                                         ---------
          Total........................................................     52,205       5.47
                                                                         ---------
          Total investment securities available for sale...............  $ 161,930       6.17%
                                                                          ========     =======
Investment securities available for sale (in total)(1):
     Total within 1 year...............................................  $      --         --%
     Total after 1 but within 5 years..................................     57,961       5.49
     Total after 5 but within 10 years.................................     81,117       6.60
     Total after 10 years..............................................     22,852       6.41
                                                                         ---------
          Total investment securities available for sale...............  $ 161,930       6.17%
                                                                          ========     =======

---------------
(1) Excludes corporate stock with a carrying value of $27,884,000 and Federal Reserve Bank stock with a carrying value of $11,401,000.

(2) Weighted average yields have been computed on a tax-equivalent basis using the statutory Federal income tax rate of 35%.

Investment Securities

     The following table shows the carrying value of investment securities at December 31 for each of the past three years:

                                                                       DECEMBER 31,
                                                         -----------------------------------------
                                                            1994           1993           1992
                                                         -----------    -----------    -----------
                                                                      (IN THOUSANDS)
Investment securities:
  U.S. Government......................................  $   234,268    $   186,563    $   176,988
  Federal agencies.....................................    1,782,347      1,298,862      2,186,920
  States and political subdivisions....................      331,000        308,004        378,198
  Other securities.....................................    1,745,373        892,221         68,161
                                                         -----------    -----------    -----------
          Total investment securities..................  $ 4,092,988    $ 2,685,650    $ 2,810,267
                                                           =========      =========      =========

     The following table shows the maturity distribution and weighted average yields to maturity on a tax-equivalent basis for investment securities, by type and in total, of U.S. Government, Federal agencies, states and political subdivisions and other securities at December 31, 1994. The carrying value and market value of securities at December 31, 1994 are distributed by contractual maturity. However, mortgage-backed securities and other securities which may have prepayment provisions are distributed to a maturity category based on estimated average lives. These principal prepayments are not scheduled over the life of the investment, but are reflected as adjustments to the final maturity distribution. The distribution follows:

                                                                                         WEIGHTED
                                                            CARRYING        MARKET       AVERAGE
                                                             VALUE          VALUE        YIELD(1)
                                                           ----------     ----------     --------
                                                                  (DOLLARS IN THOUSANDS)
Investment securities (by type):
  U.S. Government:
     Within 1 year........................................ $  113,236     $  112,992       5.93%
     After 1 but within 5 years...........................    121,032        118,917       6.67
     After 5 but within 10 years..........................         --             --         --
     After 10 years.......................................         --             --         --
                                                           ----------     ----------
       Total..............................................    234,268        231,909       6.31
                                                           ----------     ----------
  Federal agencies:
     Within 1 year........................................     43,490         41,123       5.50
     After 1 but within 5 years...........................    869,673        811,206       5.53
     After 5 but within 10 years..........................    424,559        400,513       6.13
     After 10 years.......................................    444,625        431,738       6.51
                                                           ----------     ----------
       Total..............................................  1,782,347      1,684,580       5.92
                                                           ----------     ----------

  States and political subdivisions:
     Within 1 year........................................     45,962         46,488       6.98
     After 1 but within 5 years...........................    148,249        153,032       6.94
     After 5 but within 10 years..........................     98,871        101,134       6.18
     After 10 years.......................................     37,918         38,776       7.39
                                                           ----------     ----------
       Total..............................................    331,000        339,430       6.77
                                                           ----------     ----------

                                                                                         WEIGHTED
                                                            CARRYING        MARKET       AVERAGE
                                                             VALUE          VALUE        YIELD(1)
                                                           ----------     ----------     --------
                                                           (DOLLARS IN THOUSANDS)
  Other securities:
     Within 1 year........................................ $    2,344     $    2,333       5.74%
     After 1 but within 5 years...........................    472,722        449,186       5.38
     After 5 but within 10 years..........................  1,036,439        965,316       6.11
     After 10 years.......................................    233,868        229,685       6.02
                                                           ----------     ----------
       Total..............................................  1,745,373      1,646,520       5.90
                                                           ----------     ----------
       Total investment securities........................ $4,092,988     $3,902,439       6.00%
                                                            =========      =========     =======

  Investment securities (in total):
     Total within 1 year.................................. $  205,032     $  202,936       6.07%
     Total after 1 but within 5 years.....................  1,611,676      1,532,341       5.70
     Total after 5 but within 10 years....................  1,559,869      1,466,963       6.12
     Total after 10 years.................................    716,411        700,199       6.40
                                                           ----------     ----------
       Total investment securities........................ $4,092,988     $3,902,439       6.00%
                                                            =========      =========     =======

---------------
(1) Weighted average yields have been computed on a tax-equivalent basis using the statutory Federal income tax rate of 35%.

Loan Portfolio

     The following table shows the classification of consolidated loans (net of unearned discount and before deduction of the allowance for loan losses) by major category at December 31 for each of the past five years:

                                                                DECEMBER 31,
                                       ---------------------------------------------------------------
                                          1994         1993         1992         1991         1990
                                       -----------  -----------  -----------  -----------  -----------
                                                               (IN THOUSANDS)
Commercial, financial and
  agricultural........................ $ 3,604,331  $ 3,161,415  $ 3,257,245  $ 3,312,566  $ 3,399,953
Real estate-construction and
  development.........................     705,602      869,847    1,002,859    1,114,631    1,255,118
Real estate-mortgage..................   2,790,988    2,493,661    2,448,489    2,340,437    2,054,347
Instalment loans to individuals.......   2,238,237    2,014,202    2,066,766    1,990,636    2,005,861
Lease financing.......................     317,416      204,583      153,221      179,603      145,343
                                       -----------  -----------  -----------  -----------  -----------
     Total loans...................... $ 9,656,574  $ 8,743,708  $ 8,928,580  $ 8,937,873  $ 8,860,622
                                         =========    =========    =========    =========    =========

     Unearned discount on loans and leases at December 31, 1994 and 1993 were $68.7 million and $39.3 million, respectively. At December 31, 1994 commercial mortgage loans and residential mortgage loans represented 15.1% and 13.8% of total loans, respectively. Home equity loans represented 15.8% of the total loan portfolio at year end. As of December 31, 1994 there are no other concentrations of loans which exceed 10% of total loans.

     The following table shows the approximate maturities of selected loans at December 31, 1994. The loans are segregated between those which are at predetermined interest rates and those at floating or adjustable interest rates. The table includes non-performing loans which are discussed on pages 18 and 19 of this report:

                                                                  OVER ONE       OVER
                                                    ONE YEAR    YEAR THROUGH     FIVE
                                                    OR LESS      FIVE YEARS     YEARS       TOTAL
                                                   ----------   ------------   --------   ----------
                                                                    (IN THOUSANDS)
Loan categories:
  Commercial, financial and agricultural.......... $1,813,847    $1,455,202    $335,282   $3,604,331
  Real estate-construction and development........    304,525       302,745      98,332      705,602
                                                   ----------   ------------   --------   ----------
          Total................................... $2,118,372    $1,757,947    $433,614   $4,309,933
                                                    =========    ==========    ========    =========
Amounts of loans based upon:
  Predetermined interest rates.................... $  441,197    $  821,772    $211,948   $1,474,917
  Floating or adjustable interest rates...........  1,677,175       936,175     221,666    2,835,016
                                                   ----------   ------------   --------   ----------
          Total................................... $2,118,372    $1,757,947    $433,614   $4,309,933
                                                    =========    ==========    ========    =========

     The loan portfolio is reviewed regularly to determine whether specific loans should be placed in a non-performing status. Non-performing loans consist of commercial non-accrual and renegotiated loans. Non-accrual loans include loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collectibility. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest collections on non-accrual loans are generally credited to interest income when received. However, if ultimate collectibility of principal is in doubt, interest collections are applied as principal reductions. After principal and interest payments are brought current and future collectibility is reasonably assured, loans are returned to accrual status. Renegotiated loans are loans whose contractual interest rates have been reduced to below market rates or other significant concessions made due to a borrower's financial difficulties. Interest income on renegotiated loans is generally credited to interest income as received. Non-performing loans do not include past due consumer loans 90 days or more as to principal or interest, but which are well collateralized and in the process of collection.

     The following table shows, in thousands of dollars, the principal amount of commercial non-accruing loans, renegotiated loans, and loans contractually past due 90 days or more at December 31 for each of the past five years, and their resultant impact on earnings before taxes for the years then ended. All loans in the following table represent domestic loans. There are no foreign loans included in any of the categories.

                                                1994       1993       1992       1991       1990
                                              ---------  ---------  ---------  ---------  ---------
                                                                 (IN THOUSANDS)
Non-accruing loans........................... $ 164,909  $ 250,691  $ 343,138  $ 424,655  $ 435,369
Renegotiated loans...........................     2,738      3,582     21,836     28,831      2,284
Loans contractually past due 90 days or
  more(1)....................................    23,595     30,080     38,631     57,441     43,536
Impact on interest income:
  Interest income that would have been
     recorded on non-accruing and
     renegotiated loans outstanding at
     December 31 in accordance with their
     original terms..........................    16,074     21,573     27,831     44,106     33,705
  Interest income actually received and
     recorded on non-accruing and
     renegotiated loans outstanding at
     December 31.............................     1,693      3,787      3,843      8,463      4,651

---------------
(1) Primarily all consumer loans which are well collateralized and in the process of collection.

     Potential problem loans are those which management believes conditions indicate that the collection of principal and interest may be doubtful in accordance with the original contract terms. They are not included in non-performing loans as these loans are still performing. Potential problem loans were $34,614,000 and

$37,684,000 at December 31, 1994 and 1993 respectively. Potential problem loans at December 31, 1994 comprised commercial and industrial loans of $26,130,000, construction and development loans of $1,710,000, and real estate related loans of $6,774,000. Such risk associated with these loans have been factored into the company's allowance for loan losses.

Summary of Loan Loss Experience

     The relationship for the past five years among loans, loans charged off and loan recoveries, the provision for loan losses and the allowance for loan losses is shown below:

                                                           YEAR ENDED DECEMBER 31
                                       --------------------------------------------------------------
                                          1994         1993         1992         1991         1990
                                       ----------   ----------   ----------   ----------   ----------
                                                               (IN THOUSANDS)
Loans:
  Average for the period.............  $9,156,674   $8,860,581   $8,952,179   $8,854,036   $8,736,407
                                        =========    =========    =========    =========    =========
Allowance for loan losses:
  Balance, beginning of period.......  $  244,154   $  277,449   $  292,490   $  265,148   $  122,719
  Allowance of purchased entity......       1,833           --           --           --           --
  Provision charged to operating
     expenses........................      84,000       95,685      139,555      167,650      251,888
  Loans charged off:
     Commercial and industrial.......      33,406       68,088       75,462       70,240       99,551
     Construction and development....      39,180       37,589       66,919       47,283          405
     Mortgage........................      14,974       12,000        9,322       17,261        1,618
     Instalment......................       8,684       25,598       15,627       17,578       19,038
                                       ----------   ----------   ----------   ----------   ----------
          Total loans charged off....      96,244      143,275      167,330      152,362      120,612
                                       ----------   ----------   ----------   ----------   ----------
  Recoveries:
     Commercial and industrial.......      10,544        9,249        6,428        4,893        7,197
     Construction and development....       1,244        1,264        1,224          403           --
     Mortgage........................       2,617          287          492        1,493           16
     Instalment......................       2,965        3,495        4,590        5,265        3,940
                                       ----------   ----------   ----------   ----------   ----------
          Total recoveries...........      17,370       14,295       12,734       12,054       11,153
                                       ----------   ----------   ----------   ----------   ----------
  Net loans charged off..............      78,874      128,980      154,596      140,308      109,459
  Write downs on transfer to assets
     held for accelerated
     disposition.....................      36,952           --           --           --           --
                                       ----------   ----------   ----------   ----------   ----------
  Balance, end of period.............  $  214,161   $  244,154   $  277,449   $  292,490   $  265,148
                                        =========    =========    =========    =========    =========
Ratio of:
  Net charge offs to average loans
     outstanding.....................         .86%        1.46%        1.73%        1.58%        1.25%
  Allowance to year-end loans........        2.22         2.79         3.11         3.27         2.99

     For additional information, see Financial Review on pages 25 through 37 of the 1994 Annual Report incorporated herein by reference as Exhibit 13.

     Implicit in the lending function is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made, the creditworthiness of the borrower and prevailing economic conditions. A standardized process has been established throughout the company to provide for loan losses through a reasonable and prudent methodology. This methodology includes a review to assess the risks inherent in the loan portfolio. It incorporates a credit review and gives consideration to areas of exposure such as concentrations of credit, economic and industry conditions, and negative trends in delinquencies and collections. Consideration is also given to collateral levels and the composition of the portfolio.

     Specific allocations as well as a need for general reserves are identified by loan type and allocated according to the following categories of loans at December 31 for each of the past five years. The percentage of loans to total loans is based upon the classification of loans shown as follows:

                             1994                  1993                  1992                  1991                  1990
                     --------------------  --------------------  --------------------  --------------------  --------------------
                                                                (DOLLARS IN THOUSANDS)

                               PERCENTAGE            PERCENTAGE            PERCENTAGE            PERCENTAGE            PERCENTAGE
                                   OF                    OF                    OF                    OF                    OF
                                LOANS TO              LOANS TO              LOANS TO              LOANS TO              LOANS TO
                                 TOTAL                 TOTAL                 TOTAL                 TOTAL                 TOTAL
                      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS
                     --------  ----------  --------  ----------  --------  ----------  --------  ----------  --------  ----------
                       1994        %         1993        %         1992        %         1991        %         1990        %
                     ------------------------------------------------------------------------------------------------------------
Commercial and
  industrial........ $ 40,969      37.3%   $ 53,561      36.2%   $ 64,093      36.5%   $ 96,218      37.0%   $ 81,673      38.4%
Construction and
  development.......   57,960       7.3      65,387      10.0      77,135      11.2      82,243      12.5      56,460      14.2
Mortgage............   18,316      28.9      19,022      28.5      21,561      27.5      16,409      26.2      11,212      23.2
Instalment..........   11,560      23.2      11,120      23.0      13,767      23.1      12,730      22.3      10,062      22.6
All other loans.....    3,221       3.3       1,226       2.3       1,696       1.7       1,266       2.0       1,889       1.6
Unallocated.........   82,135       N/A      93,838       N/A      99,197       N/A      83,624       N/A     103,852       N/A
                     --------     -----    --------     -----    --------     -----    --------     -----    --------     -----
    Total........... $214,161     100.0%   $244,154     100.0%   $277,449     100.0%   $292,490     100.0%   $265,148     100.0%
                     ========  =========   ========  =========   ========  =========   ========  =========   ========  =========

Deposits

     For information on classification of average balances for deposits, see "Comparative Average Balance Sheets With Resultant Interest and Rates" on page 13 of this report.

     The following table shows, by time remaining to maturity, all commercial certificates of deposit $100,000 and over at December 31, 1994 (in thousands):

            Less than three months....................................  $ 239,398
            Three to six months.......................................    118,223
            Six to twelve months......................................     13,520
            More than twelve months...................................         --
                                                                        ---------
                      Total...........................................  $ 371,141
                                                                         ========

Return on Equity and Assets

     For information on consolidated ratios, see "Summary of Selected Financial Data" on pages 38 and 39 in the 1994 Annual Report to Shareholders incorporated herein by reference as Exhibit 13.

Short-Term Borrowings

     The following table summarizes information relating to certain short-term borrowings for each of the past three years:

                                                                                                      MAXIMUM
                                                                  DAILY AVERAGE FOR YEAR              AMOUNT
                    AMOUNT                                     ----------------------------         OUTSTANDING
                OUTSTANDING AT         AVERAGE RATE AT           AMOUNT            INTEREST           AT ANY
                 DECEMBER 31             DECEMBER 31           OUTSTANDING           RATE            MONTH END
                --------------         ---------------         -----------         --------         -----------
                (DOLLARS IN THOUSANDS)
Securities sold under agreements to repurchase:
     1994          $948,697                  5.49%              $ 764,275            4.41%          $ 1,095,316
     1993           274,255                  2.70                 358,141            2.90               620,829
     1992           357,734                  2.80                 464,395            3.31               568,786

Federal funds purchased:
     1994          $172,255                  5.94%              $ 494,311            4.20%          $   582,749
     1993           160,554                  3.00                 280,429            3.04               340,289
     1992           198,275                  3.02                 267,555            3.53               349,599

ITEM 2.  PROPERTIES.

     United Jersey Bank owns the building, constructed in 1984, in West Windsor Township, New Jersey where UJB maintains its administrative headquarters. Additionally, UJB occupies offices in Hackensack, New Jersey in space provided by United Jersey Bank as well as at other locations in New Jersey, which it leases from third-party lessors. During 1978, UJB sold a six-story office building that it owned in Hackensack, adjacent to the administrative and principal banking office of United Jersey Bank. United Jersey Bank leases space in the building.

     The principal banking office and administrative offices of United Jersey Bank are located in Hackensack in a nine-story building owned by the bank which was constructed in 1927. The bank occupies substantially the entire building. In addition to its principal office, United Jersey Bank owns 99 of its branch office buildings; office space in certain of these buildings is leased to others. United Jersey Bank leases the buildings and property for 98 of its branch offices. It leases a multi-level parking garage accommodating 250 cars located near the principal office and an office and warehouse facility in Fair Lawn, New Jersey. UJB leases real property located in Ridgefield Park, New Jersey and a multi-story building containing approximately 300,000 square feet of space for use by UJB Financial Service Corporation as a data processing facility which was completed in 1991. The tenant improvements and furniture, fixtures and equipment for the new facility was initially funded by UJB. On August 31, 1992, the Company consummated the sale of certain assets and simultaneously negotiated the leaseback of these assets. The previous computer center in Hackensack, owned by United Jersey Bank, has been utilized to centralize certain banking activities. The principal banking and administrative offices of First Valley Bank are located in an eleven-story building built in 1974 in Bethlehem, Pennsylvania. First Valley leases the building for an initial term ending in the year 2000, with renewal options extending for an additional 38 years. First Valley occupies approximately two-thirds of the building. All properties owned by the various bank subsidiaries are unencumbered by mortgages or similar liens.

     The bank subsidiaries at December 31, 1994 operated banking offices in 17 of the 21 counties in New Jersey (Atlantic, Bergen, Burlington, Camden, Cumberland, Essex, Gloucester, Hudson, Mercer, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Union and Warren), and 13 of the 67 counties in Pennsylvania (Berks, Bucks, Carbon, Chester, Delaware, Lackawanna, Lancaster, Lehigh, Luzerne, Montgomery, Northampton, Philadelphia and Schuylkill). Gibraltar Corporation of America occupies leased offices in New York City, New York. UJB Investor Services Company occupies leased offices in Fort Lee, Matawan, Morristown, Paramus, Princeton and West Caldwell, New Jersey. First Valley Leasing, Inc. occupies leased offices in Bethlehem, Pennsylvania. Lehigh Securities Corporation occupies leased offices in Whitehall, Pennsylvania.

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

     This purported derivative and class action securities lawsuit against UJB Financial Corp. ("UJB") and certain officers and directors is brought by Plaintiffs who are alleged to have owned or purchased securities of UJB from approximately February 1, 1988 through July 1990. Violations are alleged of Sections 10(b), 14(a) and 20 of the Exchange Act, Sections 11, 12 and 15 of the Securities Act of 1933 and New Jersey common law. The suit alleges that UJB's reserves for loan losses were inadequate, resulting in inaccurate financial statements, and that the defendants made misleading positive statements about UJB's financial condition and failed to disclose negative information about UJB's lending policies, operations and finances, thus artificially inflating UJB's earnings and the prices of UJB's securities. The suit further alleges that UJB's internal credit review and controls were inadequate.

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

     Discovery and determination of class issues were stayed by District Court order. UJB and the defendant directors and officers moved to dismiss the complaint and each claim for relief on various grounds, including, among others: failure to state a claim; failure to plead with particularity; and failure to make the required demand. The District Court granted the motion in part and allowed plaintiffs thirty days to replead or amend their complaint with respect to other alleged wrongdoing. The plaintiffs determined not to replead or amend and appealed the District Court ruling to the U.S. Circuit Court of Appeals. Plaintiffs did not appeal dismissal of the derivative claims and voluntarily withdrew, with prejudice, the claim challenging UJB's 1990 Proxy Statement. On May 22, 1992 the Court of Appeals reversed in part the District Court's decision insofar as it dismissed certain claims in the complaint and remanded same to the District Court for further proceedings, including repleading by the plaintiffs. By orders dated July 7, 1992, the Court of Appeals denied the defendants' petition for rehearing en banc but stayed entry of its mandate until August 13, 1992 to permit defendants to seek review by the United States Supreme Court. All proceedings in the District Court were stayed pending entry of the mandate; the mandate issued upon denial of review by the Supreme Court. On October 13, 1992, the Supreme Court declined to accept the case for review. On March 22, 1993, the Plaintiffs served the Second Consolidated Amended Class Action Complaint which contained substantially the same claims (except for those that had been dismissed) as set forth in the prior Amended Complaint. UJB and the defendant directors and officers then moved to dismiss the Second Consolidated Amended Class Action Complaint and each claim for relief contained therein on various grounds. On September 13, 1993, the District Court denied the defendants' motion to dismiss the plaintiffs' claims under the Securities Exchange Act of 1934 and New Jersey common law and reserved decision on the motion with regard to plaintiffs' claims under the Securities Act of 1933. The plaintiffs subsequently stipulated to the dismissal with prejudice of their claims under the Securities Act of 1933 on October 14, 1993. The defendants filed a motion requesting certification of an appeal from the District Court order to the United States Court of Appeals for the Third Circuit pursuant to 12 U.S.C. 1292(b) on October 29, 1993. The defendants also filed an Answer denying the allegations of the Second Consolidated Amended Class Action Complaint on October 28, 1993. The District Court by order dated December 3, 1993 denied the defendants' motion requesting certification of an appeal. Discovery commenced in January 1994. On April 21, 1994 the court entered another consent order dismissing without prejudice all claims against the defendant Clifford H. Coyman (the former president and CEO of United Jersey Bank) and dismissing with prejudice all claims against the outside director defendants (Robert L. Boyle, Elinor J. Ferdon, Walter L. Dealtry, Fred G. Harvey, Francis J. Mertz, Henry S. Patterson II, James A. Skidmore, Jr. and Joseph M. Tabak.) On the same day, the court entered a consent order conditionally certifying the matter to proceed as a class action pursuant to Rule 23 of the Federal Rules of Civil Procedure with respect to Counts I, II, and VI of the Complaint, on behalf of a plaintiff class consisting of all persons who purchased UJB's common stock during the period beginning February 1, 1988 through and including July 18, 1990, and who allegedly sustained damages thereby. On December 30, 1994, the parties agreed to settle the action for $3.65 million, subject to, among other things, notice to the class and final approval by the Court. The Court approved the settlement on March 29, 1995. A portion of this settlement will be paid by UJB's insurance carrier and the remaining balance has been fully reserved.
Therefore, the effect of this settlement will have no significant impact on the financial operating results of the Company. The Company has agreed to the settlement in light of a number of considerations including the avoidance of continuing costs of the litigation and the burden and disruption to the Company, its directors, management and employees caused by the continued defense of the litigation. As permitted by New Jersey law, the expenses of the individual defendants are being advanced by UJB.

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

     FVB then participated in settlement discussions in the Alcan litigation. Pursuant to those negotiations, FVB and certain defendants, third-party defendants and other potential third-party defendants deposited, in a Court registry, a sum which the United States agreed will satisfy all of its claims against FVB. The parties also executed a Consent Decree which was approved by the District Court by Order dated June 24, 1993. The Consent Decree gives FVB a broad covenant not to sue and contribution protection to the extent available under 42 U.S.C. sec. 9622(d)(2). The Consent Decree was the subject of public notice and comment, pursuant to 42 U.S.C. sec. 9622(d)(2). The Initial PRPs submitted comments to the United States objecting to the Consent Decree, including inter alia, the broad release provided to FVB. The Initial PRPs also filed a motion to intervene in the Alcan litigation, which was denied by the District Court. The Initial PRPs then appealed that denial to the United States Court of Appeals for the Third Circuit in a matter captioned United States v. Alcan Aluminum, Inc., et al., Action No. 93-1099 (3rd Cir.). On May 25, 1994, the Third Circuit vacated the District Court's orders denying the motion to intervene and approving the Consent Decree, holding that the Initial PRPs may intervene as a matter of right in the Alcan litigation if they can prove that they have a protectable interest in that litigation. Consequently, the case was remanded to the District Court to determine whether the Initial PRPs have a protectable interest in the Alcan litigation.

     As a result of settlement negotiations, the parties have reached an agreement in principle for the settlement of the case. In light of this agreement in principle, the Court has suspended all proceedings in the case.

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

     Payroll perpetrated a substantial check kiting scheme using the Account and another account at National Westminster Bank, NJ ("NatWest"). NatWest apparently discovered this scheme in late May of 1992. Due to this discovery, NatWest ceased honoring checks drawn by Payroll on its account. UJB was ultimately left with a loss of approximately $4 million in the Account.

     On June 5, 1992, Robert Felzenberg, the President of Payroll, was charged in a Federal court located in Manhattan with embezzlement and wire fraud. He has pled guilty to among other things, wire and tax fraud, and was sentenced to 6 1/2 years imprisonment in March 1994.

     A trustee (the "Trustee") has been appointed by the Bankruptcy Court, and he is currently conducting an investigation of Payroll. The Trustee has also retained special counsel to pursue potential claims against the fidelity insurers of Payroll Express Corp. and possibly Payroll's insurance agent. Several parties concerned with the Bankruptcy Cases have undertaken an extensive discovery pursuant to a Discovery Order under Bankruptcy Rule 2004.

     Payroll customers deposited a total of $11.8 million into the Account during this period of time.
A number of these customers have asserted claims against the Bank, although only three lawsuits by seventeen customers are currently pending: Beth Israel Medical Center, et al. v. United Jersey Bank and National Westminster Bank New Jersey, United States District Court for the Southern District of New York, Civil Action No. 94-8256 (LAP), Frederick Goldman, Inc. v. United Jersey Bank and National Westminster Bank New Jersey, United States District Court for the Southern District of New York, Civil Action No. 94-8256 (LAP) and Towers Financial Corporation v. United Jersey Bank, United States District Court for the District of New Jersey, Civil Action No. 92-3175 (WGB). The lawsuits allege various common law causes of action against the Bank, including unjust enrichment, restitution, conversion, fraud, negligence and/or breach of fiduciary duty. The Beth Israel and Frederick Goldman matters have been consolidated and the Bank has filed a motion to dismiss the complaints for failure to state a claim upon which relief can be granted. The motion is pending. Towers Financial has filed for protection under the bankruptcy laws and this case has been inactive for some time.

     The Trustee appointed in the Bankruptcy Cases described above filed two adversary proceedings against the Bank. The first, captioned John E. Pereira, as Chapter 11 Trustee of the Estate of Payroll Express Corporation et al. v. United Jersey Bank, was originally filed in the United States Bankruptcy Court for the Southern District of New York. The adversary complaint alleges the Account received incoming wire transfers of at least $17,013,537.54 within the 90 days prior to the filing of bankruptcy by Payroll. These incoming wire transfers were allegedly used by the Bank to reduce its losses on the check kiting scheme. The Trustee claims that the amounts of the wire transfers are recoverable by the Trustee as avoidable preferences under the Bankruptcy Code. The Bank successfully moved to withdraw the reference of this matter to the United States District Court for the Southern District of New York where it is currently pending under Civil Action No.
94-1565 (LAP). The Bank has filed a motion for summary judgment in this matter. The motion is pending.

     The second adversary complaint, captioned John E. Pereira, as Chapter 11 Trustee of the Estate of Payroll Express Corporation et al. v. United Jersey Bank, United States Bankruptcy Court for the Southern District of New York, Adversary Proceeding No. 94-8297A, alleges that the mortgages given to UJB on property owned by the various Felzenberg-controlled entities, together with certain loan payments made by Payroll to UJB, were fraudulent conveyances. The properties in question have all been sold. The Trustee also seeks the return of $310,000.00 in principal and $152,487.50 in interest payments made by Payroll on its loan in the year prior to the bankruptcy. The Trustee claims that these transfers are recoverable under section 548 of the Bankruptcy Code, as well as under the New Jersey Uniform Fraudulent Transfer Act. The Bank has filed an answer denying the material allegations of the complaint and the parties are currently conducting discovery.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following data is supplied as of March 9, 1995:

                                            TITLE (ALL POSITIONS AND OFFICES PRESENTLY HELD
              NAME                 AGE      WITH REGISTRANT) AND YEAR APPOINTED TO OFFICE(S)
---------------------------------  ---   ------------------------------------------------------
T. Joseph Semrod.................  58    Chairman of the Board and President (1981)
John G. Collins..................  58    Vice Chairman (1986)
John R. Howell...................  61    Vice Chairman (1987)
John R. Haggerty.................  59    Senior Executive Vice President/Finance (1987) and
                                         Treasurer (1981)
Sabry J. Mackoul.................  54    Senior Executive Vice President/Retail Banking (1993)
John J. O'Gorman.................  61    Senior Executive Vice President/Private
                                         Banking/Investment Management/Mortgage (1994)
Stephen H. Paneyko...............  52    Senior Executive Vice President/Commercial Banking
                                         (1987)
Larry L. Betsinger...............  57    Executive Vice President/Corporate Information
                                         Services (1990)
Alfred M. D'Augusta..............  53    Executive Vice President/Human Resources (1988)
William F. Flyge.................  57    Executive Vice President/Investment Management (1991)
William J. Healy.................  50    Executive Vice President (1988) and Comptroller (1979)
                                         and Assistant Secretary (1980)
James J. Holzinger...............  59    Executive Vice President/Commercial Banking (1987)
Richard F. Ober, Jr. ............  51    Executive Vice President (1988), General Counsel
                                         (1975) and Secretary (1978)
Dennis Porterfield...............  58    Executive Vice President/Bank Investments (1991) and
                                         Assistant Secretary (1975)
Alan N. Posencheg................  53    Executive Vice President/Corporate Operations and
                                         Information Services (1984)
Gary F. Simmerman................  60    Executive Vice President/Consumer Loans and Services
                                         (1994)
Edmund C. Weiss, Jr. ............  52    Executive Vice President (1990) and Auditor (1977)

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     This item has been omitted pursuant to paragraph (2) of General Instruction "G" -- Information to be Incorporated by Reference. See the Shareholders' Equity and Dividends section in the Financial Review on pages 34 and 35, Notes 12 and 13 to the Consolidated Financial Statements on pages 48 and 49 and Unaudited Quarterly Financial Data on page 56 of the 1994 Annual Report incorporated herein by reference as Exhibit 13. At February 28, 1995 there were 20,168 record holders of UJB Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     This item is omitted pursuant to paragraph (2) of General Instruction
"G" -- Information to be Incorporated by Reference. See Summary of Selected Financial Data on pages 38 and 39 of the 1994 Annual Report incorporated herein by reference as Exhibit 13. Included in non-interest income for the years 1994 through 1991 were investment securities gains of $1.9 million, $8.9 million, $18.5 million and $13.9 million respectively and investment securities losses of $.6 million in 1990.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This item is omitted pursuant to paragraph (2) of General Instruction
"G" -- Information to be Incorporated by Reference. See Financial Review on pages 25 through 37 of the 1994 Annual Report incorporated herein by reference as Exhibit 13. Reference is made to page 10 of this report for a discussion of the effects of inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     This item is omitted pursuant to paragraph (2) of General Instruction "G" -- Information to be Incorporated by Reference.

     See Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 40 through 54 of the 1994 Annual Report incorporated herein by reference as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     This item is omitted pursuant to paragraph (3) of General Instruction
"G" -- Information to be Incorporated by Reference, except that certain information on Executive Officers of the Registrant is included in Part I of this report and herein as follows: At December 31, 1994 loans to officers and directors of the Company and its subsidiaries and to their associates amounted to $86.0 million compared to $1.1 billion of shareholders' equity. A definitive proxy statement, dated March 9, 1995 (the "Proxy Statement"), was filed with the Securities and Exchange Commission. Information required by Item 401 of Regulation S-K is provided at page 25 of this Annual Report on Form 10-K and at pages 2-5 of the Proxy Statement under the caption "Election of Directors", which is hereby incorporated herein by reference. Information required by Item 405 of Regulation S-K is provided at page 16 of the Proxy Statement in the material appearing under the caption "Additional Information Regarding Directors and Officers" and is hereby incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     This item is omitted pursuant to paragraph (3) of General Instruction
"G" -- Information to be Incorporated by Reference. Information required by Item 402 of Regulation S-K is provided at page 9 of the Proxy Statement under the caption "Corporate Governance of UJB -- Remuneration of Outside Directors", at pages 9-15 of the Proxy Statement under the caption "Compensation Committee Report on Executive Compensation", at pages 11 and 13 of the Proxy Statement under the captions "Summary Compensation Table", "Options/SAR Grants in Last Fiscal Year" and "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values", at page 15 of the Proxy Statement under the caption "Stock Performance Graph" and at pages 16-19 of the Proxy Statement under the caption "Certain Information As To Executive Officers", all of which information is hereby incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     This item is omitted pursuant to paragraph (3) of Instruction
"G" -- "Information to be Incorporated by Reference". Information required by
Item 404 of Regulation S-K is provided at page 16 of the Proxy Statement in the material appearing under the caption "Additional Information Regarding Directors and Officers", which is hereby incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a)(1) Financial statements, UJB Financial Corp. and Subsidiaries:

                                                                                        PAGE
                                                                                        -----
                Management's and Independent Auditors' Report..........................   55*
                Consolidated Balance Sheets -- December 31, 1994 and 1993..............   40*
                Consolidated Statements of Income -- Three Years Ended December 31,
                  1994.................................................................   41*
                Consolidated Statements of Cash Flows -- Three Years Ended December 31,
                  1994.................................................................   42*
                Consolidated Statements of Shareholders' Equity -- Three Years Ended
                  December 31, 1994....................................................   43*
                Notes to Consolidated Financial Statements.............................   44*
                Unaudited Quarterly Financial Data.....................................   56*

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

                 A. Agreement and Plan of Merger, dated January 19, 1995,
                    between UJB Financial Corp. and Bancorp New Jersey, Inc. (incorporated by reference without exhibits to Exhibit 2 to Registration Statement No. 33-58111 on Form S-4, filed March 15, 1995).

        (3) Articles of incorporation; By-laws.

                  A. Restated Certificate of Incorporation of UJB Financial
                     Corp., as restated July 1, 1988, as amended through May 19, 1994 (incorporated by reference to Exhibit (3)A.(i) on Form 10-Q for the quarter ended June 30, 1994).

                  B. By-Laws of UJB Financial Corp. as amended through October
                     19, 1994 (incorporated by reference to Exhibit (3)B.(i) on Form 10-Q for the quarter ended September 30, 1994).

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

                  C. Purchase Agreement, dated October 25, 1972, between UJB
                     Financial Corp. (under former name of United Jersey Banks) and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Brothers, for 7 3/4% Sinking Fund Debentures (incorporated by reference to Exhibit 1(b) to Amendment No. 2 to Registration Statement No. 2-45397 on Form S-1, filed October 25, 1972).

                 D. Note Agreement, dated as of August 19, 1993, between UJB
                    Financial Corp. and The Northwestern Mutual Life Insurance Company relating to $20,000,000 of

---------------

*Refers to the respective page numbers of UJB Financial Corp. 1994 Annual Report to Shareholders included as Exhibit 13. Such pages are incorporated herein by reference.

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

          (10) Material Contracts

                 A. (i) Asset Purchase Agreement, dated as of March 1, 1995, among United Jersey Bank and certain subsidiaries of United Jersey Bank, as Sellers, and ANJ Portfolio, LLC, as Purchaser, and (ii) Amendment, dated March 27, 1995, to the Asset Purchase Agreement.

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

                *C. (i) UJB Financial Corp. 1993 Incentive Stock and Option Plan
                    (incorporated by reference to Exhibit 10(C) to Registration Statement No. 33-62972 on Form S-8, filed May 19, 1993),
                    (ii) Compensation Committee Regulations for the Grant and Exercise of Stock Options and Restricted Stock (adopted July 19, 1993) (incorporated by reference to Exhibit (10)C.(ii) on Form 10-Q for the quarter ended June 30, 1993), and (iii) Compensation Committee Interpretation of Section 5(e)(ii)(F) (incorporated by reference to Exhibit (10)C. (iii) on Form 10-Q for the quarter ended March 31, 1994).

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

                 *F. Description of Incentive Plan approved January 20, 1982.

---------------
* Management contract or compensatory plan or arrangement.

                 G. (i) Deferred Compensation Plan for Directors, as revised
                    October 17, 1979, and (ii) Amendment adopted April 25, 1994.

                *H. (i) Agreement dated April 2, 1981 between UJB Financial
                    Corp. (under former name of United Jersey Banks) and T. Joseph Semrod, with (ii) Amendment No. 1 dated May 5, 1981,
                    (iii) Amendment No. 2 dated December 15, 1982, and (iv) Amendment No. 3 dated August 20, 1986.

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

                *L. (i) United Jersey Banks (former name of UJB Financial Corp.)
                    1982 Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 2-78500 on Form S-8, filed July 21, 1982) with (ii) Amendment No. 1, dated June 16, 1984, (iii) Amendment No. 2, dated December 19, 1990 (incorporated by reference to Exhibit (10)L.(iii) on Form 10-K for the year ended December 31, 1990), and (iv) Compensation Committee Regulations for the Grant and Exercise of Stock Options and Restricted Stock (adopted July 19, 1993) (incorporated by reference to Exhibit (10)C.(ii) on Form 10-Q for the Quarter ended June 30, 1993).
.

                *M. (i) Retirement Restoration Plan, adopted April 19, 1983,
                    (ii) Supplemental Retirement Plan, adopted August 16, 1989,
                    (iii) Written Consent of UJB Financial Corp. Benefits Committee interpreting the Retirement Restoration Plan, adopted August 30, 1989, and (iv) Amendments to the Retirement Restoration Plan and Supplemental Retirement Plan adopted April 25, 1994.

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

---------------

* Management contract or compensatory plan or arrangement.

 Lease Agreement dated as of August 31, 1992 between Sanwa General Equipment Leasing, Inc. and United Jersey Bank, United Jersey Bank/Central, N.A. and United Jersey Bank/South, N.A., for five year lease of furniture, fixtures and equipment (incorporated by reference to Exhibit (10)O.(ii) on Form 10-Q for the quarter ended March 31, 1993).

                  P. Twenty-year real estate lease executed and dated December
                     12, 1988 from Hartz Mountain Industries, Inc. for real property located in Ridgefield Park, New Jersey and improvements to be constructed by Hartz thereon for use as new data processing facility for the company (incorporated by reference to Exhibit (10)P. on Form 10-K for the year ended December 31, 1993).

                 Q. (deleted)

                  R. (deleted)

                  S. (deleted)

                  T. (deleted)

                 U. (deleted)

                  V. (deleted)

                 W. (i) Retirement Plan for Outside Directors of UJB Financial
                    Corp., as amended and restated February 20, 1990 (incorporated by reference to Exhibit (10)W. on Form 10-K for the year ended December 31, 1990), (ii) Interpretation, dated March 15, 1993, of the Retirement Plan for Outside Directors of UJB Financial Corp. (incorporated by reference to Exhibit (10)W.(ii) on Form 10-K for the year ended December 31, 1992), and (iii) Amendment adopted April 25, 1994.

                 X. (deleted)

                 Y. (deleted)

                  Z. Stock Option Agreement, dated December 16, 1993, issued by
                     VSB Bancorp, Inc. to UJB Financial Corp. (incorporated by reference to Exhibit (10)Z. on Form 8-K, dated December 15,
                     1993).

                AA. (deleted)

                BB. (deleted)

                CC. (deleted)

                DD. (deleted)

                *EE. (i) Form of Termination Agreement between UJB Financial
                     Corp. and each of T. Joseph Semrod, John G. Collins, John
                     R. Howell, John R. Haggerty, Stephen H. Paneyko, Larry L. Betsinger, Alfred M. D'Augusta, William J. Healy, James J. Holzinger, William F. Flyge, Sabry J. Mackoul, John J. O'Gorman, Richard F. Ober, Jr., Dennis Porterfield, Alan N. Posencheg, Gary F. Simmerman and Edmund C. Weiss, Jr. (incorporated by reference to Exhibit (10)EE.(i) on Form 10-K for the year ended December 31, 1991) with (ii) Amendment No. 1, dated December 20, 1989 (incorporated by reference to Exhibit (10)EE.(ii) on Form 10-K for the year ended December 31, 1991), (iii) Amendment No. 2, dated October 16, 1991 (incorporated by reference to Exhibit
                     (10)EE.(iii) on Form 10-K for the year ended December 31,
                     1991), and (iv) Amendment No. 3, dated December 16, 1992 (incorporated by reference to Exhibit (10)EE.(iv) on Form 8-K, dated January 19, 1993).

---------------

* Management contract or compensatory plan or arrangement.

                *FF. (i) UJB Financial Corp. Executive Severance Plan, as
                     amended through December 16, 1992 (incorporated by reference to Exhibit (10)FF. on Form 8-K, dated January 19,
                     1993), and (ii) Amendment adopted April 25, 1994.

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

                *LL. (i) United Jersey Banks (former name of UJB Financial
                     Corp.) 1987 Stock Option Plan (incorporated by reference to Exhibit (10)LL.(i) on Form 10-K for the year ended December 31, 1991) with (ii) Amendment dated April 25, 1989, (iii) amendment dated June 30, 1990 (incorporated by reference to Exhibit (10)LL.(ii) on Form 10-Q for the quarter ended June 30, 1990), and (iv) Compensation Committee Regulations for the Grant and Exercise of Stock Options and Restricted Stock (adopted July 19, 1993) (incorporated by reference to Exhibit (10)C.(ii) on Form 10-Q for the Quarter ended June 30, 1993).

               MM. (deleted)

               *NN. First Valley Bank Executive Management Incentive Bonus Plan
                    (incorporated by reference to Exhibit (10)NN. on Form 10-K for the year ended December 31, 1992).

          (13) UJB Financial Corp. 1994 Annual Report to Shareholders

          (21) Subsidiaries of the registrant.

          (23) Consents of Experts and Counsel

               A. Independent Auditors' Consent -- KPMG Peat Marwick LLP

          (27) Financial Data Schedule
---------------
* Management contract or compensatory plan or arrangement.

None of the Exhibits listed above other than the UJB Financial Corp. 1994 Annual Report to Shareholders are furnished herewith (other than certain copies filed with the Securities and Exchange Commission). Any of such Exhibits will be furnished to any requesting securityholder upon payment of a fee of 15 cents per page. Contact Lori A. Wierzbinsky, Assistant Corporate Secretary, UJB Financial Corp., P.O. Box 2066, Princeton, NJ 08543-2066 for a determination of the fee necessary to fulfill any request.

     b) Reports on Form 8-K.

       None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UJB FINANCIAL CORP.

Dated: March 28, 1995                     By: /s/       J. R. HAGGERTY
                                            ------------------------------------
                                                      John R. Haggerty
                                                   Senior Executive Vice
                                                      President/Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURES                                 TITLE                     DATE
---------------------------------------------  -------------------------------  ----------------

             /s/ T. JOSEPH SEMROD                     Chairman of the Board,      March 28, 1995
---------------------------------------------     President and Director (Chief
                 T. Joseph Semrod                       Executive Officer)

             /s/ JOHN G. COLLINS                   Vice Chairman and Director     March 28, 1995
---------------------------------------------
                 John G. Collins

              /s/ JOHN R. HOWELL                   Vice Chairman and Director     March 28, 1995
---------------------------------------------
                  John R. Howell

             /s/ J. R. HAGGERTY                   President/Finance (Principal
---------------------------------------------        Senior Executive Vice        March 28, 1995
                John R. Haggerty                       Financial Officer)

            /s/ WILLIAM J. HEALY                  Executive Vice President and    March 28, 1995
---------------------------------------------        Comptroller (Principal
                William J. Healy                       Accounting Officer)

            /s/ ROBERT L. BOYLE                           Director                March 28, 1995
---------------------------------------------
                Robert L. Boyle

           /s/ T.J. DERMOT DUNPHY                         Director                March 28, 1995
---------------------------------------------
               T.J. Dermot Dunphy

          /s/ ANNE EVANS ESTABROOK                        Director                March 28, 1995
---------------------------------------------
              Anne Evans Estabrook

            /s/ ELINOR J. FERDON                          Director                March 28, 1995
---------------------------------------------
                Elinor J. Ferdon

                 SIGNATURES                                 TITLE                     DATE
---------------------------------------------  -------------------------------  ----------------

              /s/ FRED G. HARVEY                          Director                March 28, 1995
---------------------------------------------
                  Fred G. Harvey

             /s/ FRANCIS J. MERTZ                         Director                March 28, 1995
---------------------------------------------
                 Francis J. Mertz

           /s/ GEORGE L. MILES, JR.                       Director                March 28, 1995
---------------------------------------------
               George L. Miles, Jr.

          /s/ HENRY S. PATTERSON II                       Director                March 28, 1995
---------------------------------------------
              Henry S. Patterson II

           /s/ RAYMOND SILVERSTEIN                        Director                March 28, 1995
---------------------------------------------
               Raymond Silverstein

             /s/ JOSEPH M. TABAK                          Director                March 28, 1995
---------------------------------------------
                 Joseph M. Tabak

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER                                 DESCRIPTION
      ----------      --------------------------------------------------------------
      (10)A.(i)       Asset Purchase Agreement, dated as of March 1, 1995, among
                      United Jersey Bank and certain subsidiaries of United Jersey
                      Bank, as Sellers, and ANJ Portfolio, LLC, as Purchaser.
      (ii)            Amendment, dated March 27, 1995, to the Asset Purchase
                      Agreement.
      (10)F.          Description of Incentive Plan approved January 20, 1982.
      (10)G.(i)       Deferred Compensation Plan for Directors, as revised October
                      17, 1979.
      (ii)            Amendment adopted April 25, 1994.
      (10)H.(i)       Agreement dated April 2, 1981 between UJB Financial Corp.
                      (under former name of United Jersey Banks) and T. Joseph
                      Semrod.
      (ii)            Amendment No. 1 dated May 5, 1981.
      (iii)           Amendment No. 2 dated December 15, 1982.
      (iv)            Amendment No. 3 dated August 20, 1986.
      (10)L.(ii)      Amendment No. 1, dated June 16, 1984, to the United Jersey
                      Banks (former name of UJB Financial Corp.) 1982 Stock Option
                      Plan.
      (10)M.(i)       Retirement Restoration Plan, adopted April 19, 1983.
      (ii)            Supplemental Retirement Plan, adopted August 16, 1989.
      (iii)           Written Consent of UJB Financial Corp. Benefits Committee
                      interpreting the Retirement Restoration Plan, adopted August
                      30, 1989.
      (iv)            Amendments to the Retirement Restoration Plan and Supplemental
                      Retirement Plan adopted April 25, 1994.
      (10)W.(iii)     Amendment adopted April 25, 1994 to the Retirement Plan for
                      Outside Directors of UJB Financial Corp.
      (10)FF.(ii)     Amendment adopted April 25, 1994 to the UJB Financial Corp.
                      Executive Severance Plan.
      (10)LL.(ii)     Amendment dated April 25, 1989.

      (13)            UJB Financial Corp. 1994 Annual Report to Shareholders.

      (21)            Subsidiaries of the Registrant.

      (23)            Independent Auditors' Consent -- KPMG Peat Marwick LLP

      (27)            Financial Data Schedule.