Form 10-Q
period 1995-03-31
UJB FINANCIAL CORP /NJ/
filed 1995-05-15
CIK 101320

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended       March 31, 1995
                              -------------------------------

                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  --------------

Commission File Number:                     1-6451
                       ---------------------------------------

                    UJB Financial Corp.
- --------------------------------------------------------------------
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


- --------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          [X] Yes   [ ] No


   As of April 30, 1995 there were 55,306,735 shares of common stock,
                   $1.20 par value, outstanding.

                 PART I.  FINANCIAL INFORMATION
                 ------------------------------




ITEM 1.  FINANCIAL STATEMENTS.
- ------------------------------

In accordance with Instruction D, included herein as Exhibit
(28)A is UJB Financial Corp. consolidated balance sheets as of March 31, 1995, December 31, 1994 and March 31, 1994; as Exhibit
(28)B is UJB Financial Corp. consolidated statements of income for the three months ended March 31, 1995 and 1994; and as Exhibit (28)C is UJB Financial Corp. consolidated statements of cash flows for the three months ended March 31, 1995 and 1994. Also included herein as Exhibit (28)D is UJB Financial Corp. consolidated statements of shareholders' equity as of March 31, 1995 and 1994; as Exhibit (28)E is UJB Financial Corp. consolidated average balance sheets with resultant interest and rates for the three months ended March 31, 1995 and 1994; and as Exhibit (28)F is UJB Financial Corp. consolidated reconciliations of allowance for loan losses for the three months ended March 31, 1995 and 1994.

The consolidated financial statements included herein as Exhibits include the accounts of UJB Financial Corp. and all of its subsidiaries (the Company). Significant intercompany transactions have been eliminated in consolidation. Prior period information has been restated to include the acquisition of VSB Bancorp, Inc. (VSB). This acquisition occurred on July 1, 1994 and was accounted for on the pooling-of-interests method. Prior to the combination, VSB's fiscal year ended September 30. In recording the pooling of interests, an adjustment was made to shareholders' equity as of January 1, 1994 to reflect the effect of including VSB's results of operations for the three months ended December 31, 1993. On September 16, 1994, the Company acquired Palisade Savings Bank, FSB (Palisade). This acquisition was recorded under the purchase method of accounting, with the operating results of Palisade included from the date of acquisition.

The consolidated financial statements have been prepared on an accrual basis. For additional information and disclosures required under generally accepted accounting principles, reference is made to the registrant's 1994 Annual Report on Form
10-K.

The accompanying financial statements reflect in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company, the results of its operations and changes in its cash flows. The financial statements presented, in all material respects, comply with the current reporting requirements of supervisory authorities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- -----------------------------------------------
        FINANCIAL  CONDITION AND RESULTS OF OPERATIONS.
        -----------------------------------------------

FINANCIAL CONDITION

March 31, 1995 versus December 31, 1994


Total assets at March 31, 1995 were $15.2 billion, a decrease of $187.0 million or 1.2 percent from year-end 1994. The decline in total assets was primarily related to a decrease in investment securities.

Investment securities at March 31, 1995 were $3.9 billion, a decrease of $171.6 million or 4.2 percent from year-end 1994. The decline from year-end 1994 was the result of $207.0 million in maturities, offset by $33.4 million in purchases. This portfolio is recorded at amortized cost. At March 31, 1995, the aggregate market value of the investment portfolio was $3.8 billion which represented 97.3 percent of the carrying value. The aggregate market value at December 31, 1994 was $3.9 billion or 95.3 percent of the carrying value.

At March 31, 1995, investment securities available for sale, reported at fair value, amounted to $229.8 million. These securities increased $28.6 million or 14.2 percent from year-end 1994, and comprised $116.6 million of U.S. Government and agency collateralized mortgage obligations and $113.2 million of other securities. During the first quarter of 1995, $32.5 million of securities were purchased, predominately U.S. Government and agencies. This increase was partially offset by maturities of $3.3 million and sales of $.6 million.

At March 31, 1995, total loans amounted to $9.7 billion and increased $69.1 million or .7 percent from year-end 1994. Mortgage loans increased $80.5 million or 2.9 percent from December 31, 1994 to $2.9 billion at March 31, 1995. Instalment loans increased $12.5 million or .6 percent from year-end 1994 to $2.3 billion. Partially offsetting these increases, commercial loans decreased $23.9 million or .5 percent remaining at $4.6 billion at March 31, 1995.

Total deposits were $12.4 billion at March 31, 1995, a decrease of $209.5 million or 1.7 percent from December 31, 1994. Demand deposits decreased $306.6 million or 9.4 percent from year-end 1994 to $3.0 billion following seasonal patterns. Retail savings and time deposits increased $33.9 million or .4 percent from December 31, 1994 to $9.0 billion. Commercial certificates of deposit $100,000 and over were $434.4 million, an increase of $63.2 million or 17.0 percent compared to December 31, 1994.

Borrowed funds, including commercial paper and long-term debt, at March 31, 1995 decreased $65.9 million or 4.3 percent from December 31, 1994 to $1.5 billion.

Cash flows from maturities and principal pay downs on investment securities were used to reduce the level of borrowed funds from year-end 1994.

Total shareholders' equity increased $29.0 million or 2.6 percent from December 31, 1994 to $1.1 billion. Unrealized gains and losses on investment securities were recorded net of taxes as a separate component of shareholders' equity. As of March 31, 1995, the unrealized loss recorded in equity amounted to $6.7 million, compared to $9.2 million for the prior quarter. The leverage ratio of the Company was 7.30 percent at March 31, 1995, compared to 7.02 percent at December 31, 1994. Under the risk-based capital guidelines, the Company's Tier I capital was
9.59 percent and total capital was 12.40 percent at March 31, 1995, compared with 9.27 percent and 12.04 percent,
respectively, at December 31, 1994.   The current minimum
regulatory guidelines for Tier I and total capital ratios are
4.0 percent and 8.0 percent, respectively.


March 31, 1995 versus March 31, 1994

Compared to March 31, 1994, total assets increased $724.0 million or 5.0 percent. Included in this increase was the impact of the purchase acquisition of Palisade, consummated on September 16, 1994. Palisade had total assets of $324.2 million, loans of $164.8 million and deposits of $266.7 million.

At March 31, 1995, investment securities available for sale decreased $771.3 million or 77.0 percent from the prior year. Contributing to this decline was a $707.8 million transfer of securities to the held-to-maturity portfolio during the second
quarter of 1994.    As a result of the acquisition of Palisade,
$121.6 million of securities were added to the portfolio.

Investment securities at March 31, 1995 increased $387.0 million or 10.9 percent from March 31, 1994. This increase was primarily the result of the transfer of securities from the available-for-sale category offset by maturities of $513.1 million during 1994.

Compared to March 31, 1994, total loans increased $862.9 million or 9.7 percent. Commercial loans increased $216.5 million or
4.9 percent. Mortgage loans increased $414.7 million or 16.9 percent. The Palisade acquisition represented $157.5 million of this mortgage loan increase. Compared to March 31, 1994 instalment loans increased $231.7 million or 11.5 percent.

Total deposits increased $641.0 million or 5.5 percent from a year ago. The Palisade acquisition accounted for $266.7 million of this increase. Compared to March 31, 1994, demand deposits increased $165.7 million or 5.9 percent and retail savings and time deposits increased $285.8 million or 3.3 percent. Compared to March 31, 1994, commercial certificates of deposit $100,000 and over increased $189.4 million or 77.3 percent.

Compared to March 31, 1994, borrowed funds decreased $49.3
million or 3.2 percent.   This decline represented principal
repayments on long-term debt and decreased treasury tax and loan deposits.


Non-performing Loans and Other Real Estate Owned

Non-performing loans were $169.7 million at March 31, 1995, compared to $167.6 million at year-end 1994, or 1.74 percent of total loans in each of those periods. At March 31, 1994, non-performing loans were $241.6 million or 2.73 percent of total loans. The $2.0 million increase in the first quarter of 1995 was partially attributable to the adoption of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS No. 114). This statement requires in-substance foreclosures to be classified as non-performing loans. Prior period balances have not been restated as the amounts have been deemed immaterial. The implementation of SFAS No. 114 resulted in a reclassification of $6.4 million, net of specific reserves of $3.8 million, from other real estate owned (OREO) to non-performing loans.

Compared to March 31, 1994, non-performing loans were down $72.0 million. The reduction in non-performing loans compared to March 31, 1994 reflected ongoing workout efforts, as well as the year-end 1994 transfer of certain accruing and non-accruing loans with a net realizable value of $69.1 million to assets held for accelerated disposition. The following table summarizes the trends in the components of non-performing loans (dollars in thousands):

                               Mar 31,      Dec 31,       Mar 31,
                                1995         1994          1994
                              --------     --------      --------
Commercial and industrial    	$ 52,317    	$ 37,362     	$ 47,067
Real estate:
  Construction and development 	42,924      	45,075	       89,777
  Real estate related 	         74,434	      85,210	      104,799
                              --------     --------      --------
    Total real estate          117,358	     130,285	      194,576
                              --------     --------      --------
          Total              	$169,675    	$167,647      $241,643
                              ========     ========      ========

At March 31, 1995, OREO was $29.1 million, net of a $12.4 million allowance. Since December 31, 1994, OREO decreased $2.3 million. Compared to March 31, 1994, these net balances decreased $42.4 million. This decline was in part the result of a transfer of assets with a net realizable value of $21.8 million from OREO to assets held for accelerated disposition at year-end 1994.

At December 31, 1994, assets held for accelerated disposition were $90.9 million reflecting the year-end transfer of assets from accruing and non-accruing loans and OREO. These assets were identified for bulk sale in order to accelerate the resolution of non-performing loans and OREO. This balance declined to $31.8 million at March 31, 1995, reflecting sales during the quarter.


Allowance for Loan Losses

The allowance for loan losses at March 31, 1995 was $205.8 million or 2.12 percent of loans, compared to $214.2 million or
2.22 percent of loans at December 31, 1994 and $241.5 million or
2.72 percent of loans at March 31, 1994. For the three months ended March 31, 1995, net charge offs were $23.4 million compared to $21.2 million the previous year, or .98 percent of average loans for each period. This compared to net charge offs of $15.1 million, or .62 percent, in the fourth quarter of 1994, excluding write downs on transfers to assets held for accelerated disposition. An additional provision of $10.0 million was recorded in the fourth quarter of 1994 in conjunction with anticipated bulk sale transactions.


RESULTS OF OPERATIONS

For the first quarter of 1995, net income was $40.0 million or $.72 per share compared with net income of $28.6 million or $.51 per share earned during the first quarter of 1994. The results for the first quarter of 1994 were impacted by the adoption of Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits (SFAS No 112), which had the effect of reducing net income by $1.7 million or $.03 per share.

Interest income on a tax-equivalent basis was $271.0 million for the quarter ended March 31, 1995, an increase of $47.9 million or 21.5 percent compared to the same period in 1994. The increase in interest income was due to the recent rise in interest rates and growth in the loan portfolio. The increase in rates contributed $26.2 million and the increase in volume provided an additional $17.7 million to interest income on loans. For the three months ended March 31, 1995 the average prime rate was 8.83 percent compared to 6.02 percent for the prior year period. Interest earning assets averaged $13.9 billion during the first three months of 1995, an increase of $770.3 million or 5.9 percent over the same period of 1994.

Interest expense increased $32.6 million or 44.1 percent for the quarter ended March 31, 1995 compared to the same period in 1994. This increase reflects the recent rise in interest rates and the increased cost of retail savings and time deposits.
Also impacting this increase was a disintermediation of funds from savings and other lower costing deposits to higher costing retail certificates of deposit. Interest expense on retail savings and time deposits increased $17.4 million or 30.8 percent, which includes an increase in retail certificates of deposit of $13.1 million or 69.7 percent. In addition, the increase in interest expense on borrowed funds, including commercial paper and long-term debt, and commercial certificates of deposit $100,000 and over, was $10.7 million and $4.5 million, respectively, over the 1994 three-month period. Borrowed funds averaged $1.5 billion during the first quarter of

1995, an increase of $114.2 million. Commercial certificates of deposit $100,000 and over increased $189.4 million compared to the prior year period.

Net interest income on a tax-equivalent basis was $164.4 million for the quarter ended March 31, 1995, an increase of $15.3 million or 10.3 percent compared to the same period in 1994.
The net interest spread percentage on a tax-equivalent basis (the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities) was 3.94 percent for the three months ended March 31, 1995 compared to 3.98 percent for the prior year period.
Net interest margin (net interest income on a tax-equivalent basis as a percentage of average interest earning assets) was
4.80 percent during the first three months of 1995 compared to
4.61 percent during the same period in 1994. The increase in net interest margin reflected the benefits from an improved asset mix and favorable spreads between loan yields and deposit costs.

Asset and liability management efforts involve the use of certain derivative financial instruments. At March 31, 1995, the notional value of this derivative financial instruments portfolio consisted of $901.9 million of interest rate swaps. Interest rate swaps are contractual agreements between two parties to exchange interest payments at particular intervals. These swaps are accounted for as hedges and are not recorded on the balance sheet. Income or expense related to these instruments is accrued monthly and recognized as an adjustment to interest income or interest expense for those balance sheet instruments being hedged. Hedged transactions resulted in a net interest income reduction of $2.5 million in the first quarter of 1995, compared to a $2.1 million contribution in the prior year period. The cost to terminate these contracts at March 31, 1995 was $28.0 million compared to $52.0 million at December 31, 1994.

The provision for loan losses for the first quarter was $15.0 million, compared with $18.5 million for the same period a year ago.

Non-interest income, including securities transactions, for the first quarter of 1995 totaled $45.8 million, an increase of $1.7 million or 3.9 percent compared with the first quarter of 1994. Most of this increase can be attributed to the rise in service and loan fee income and securities gains offset by a slight decrease in trust income.

For the first quarter of 1995, net gains of $2.2 million on the sales of investment securities were realized compared with net gains of $1.3 million in the first quarter of 1994. These gains were recognized as $.6 million of securities were sold out of the available-for-sale portfolio. Service and loan fee income for the first three months of 1995 increased $1.0 million or
10.7 percent compared with the quarter ended March 31, 1994. This increase was primarily due to higher merchant bank card processing fees. Offsetting these increases, trust income declined $.3 million or 4.7 percent in the first quarter of 1995 compared with the same period in 1994.

Non-interest expenses for the first quarter of 1995 totaled $129.7 million, up $5.7 million, or 4.6 percent compared to the first quarter of 1994. This increase reflected higher salaries and benefits in addition to the operating costs of Palisade.

Salaries expense increased $4.2 million or 9.3 percent during the first quarter of 1995 compared to the prior year period. More than half of the increase was attributable to merit increases, which included salary adjustments recorded in connection with the reorganization along lines of business. In addition, salaries expense in the first quarter of 1995 reflected the Palisade purchase acquisition and higher levels of commission and fee based compensation. Pension and other employee benefits for the first quarter of 1995 were $15.9 million, up $1.9 million or 14.0 percent compared with the first quarter of 1994. These increases reflected higher payroll taxes, pension and other postemployment benefit costs.

Occupancy expenses for the first quarter of 1995 decreased $.5 million or 3.7 percent compared to the prior year period. During the first quarter of 1994, severe weather conditions generated additional expenses, primarily snow removal costs. Furniture and equipment expense rose $.7 million or 5.7 percent in the first quarter of 1995 when compared with the first quarter of 1994.

Other real estate owned expenses were $1.7 million for the first quarter of 1995, a decrease of $2.4 million or 58.2 percent from the first quarter of 1994. Included in these amounts is a provision for losses on other real estate owned and expenses related to holding property. A provision of $1.4 million for the first quarter of 1995 was added to the allowance for other real estate owned. This compares to a provision of $2.4 million for the first quarter of 1994. Expenses for operating and maintaining other real estate owned amounted to $.3 million for the first quarter of 1995 compared with $1.7 million for the first three months of 1994. The decline in these expenses reflect the benefits generated from the ongoing workout efforts.


LIQUIDITY

Liquidity is the ability to meet the borrowing needs and deposit withdrawal requirements of customers and support asset growth.
Principal sources of liquidity are deposit generation, access to purchased funds, maturities and repayments of loans and investment securities and interest and fee income.

The consolidated statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. During the first three months of 1995, net cash provided by operating activities totaled $185.9 million. Contributing to net cash provided by operating activities were the results of operations adjusted for the provisions for loan losses and other real estate owned, and proceeds from the sales of mortgages held for sale. Net cash provided by investing activities totaled $58.4 million and was the result of investment and loan activity. Net cash used in financing activities totaled $289.0 million, reflecting the decreases in demand and savings deposits from year-end 1994.

During the first three months of 1995, proceeds of $210.3 million from maturities in the investment portfolio, including investment securities available for sale, and an increase of $33.9 million in savings and time deposits contributed to liquidity. Offsetting these sources, demand deposits declined $306.6 million to $3.0 billion from year-end 1994. Other uses of funds included an increase in total loans of $69.1 million, purchases totaling $65.9 million of investment securities, including available for sale, and a decrease of $65.9 million in borrowed funds.

Additional liquidity is generated from maturities and principal repayments in the investment portfolio. Scheduled maturities and anticipated principal repayments of the investment portfolio will approximate $300 million throughout the balance of 1995.
In addition, all or part of the investment securities available for sale of $229.8 million could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Liquidity is also available through additional lines of credit and the ability to incur additional debt. At March 31, 1995, there were $40.0 million of short-term lines of credit available for general corporate purposes, with no outstandings. In addition, the banking subsidiaries have established lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank of New York which further support and enhance liquidity.


NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS No. 114) and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (SFAS No. 118) were adopted prospectively by the Company on January 1, 1995. These statements address the accounting for impaired loans and specify how allowances for loan losses related to these impaired loans should be determined. The adoption of the statements did not effect the level of the overall allowance or the Company's operating results. Income recognition and charge off policies were not changed as a result of SFAS No. 114 and SFAS No. 118.

The Company has defined the population of impaired loans to be all non-accrual loans. Loans are classified as non-accrual when they are past due for 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collectibility. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest collections on non-accrual loans are generally credited to interest income when received.
However, if ultimate collectibility of the principal is in doubt, interest collections are applied as principal reductions.
The amount of cash basis interest income that was recognized on impaired loans during the first quarter of 1995 was $.8 million.
Impaired loans greater than $250,000 are individually assessed to determine that the loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's expected future cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, such as residential mortgage loans and instalment loans, are specifically excluded from the impaired loan portfolio. At March 31, 1995, the impaired loan portfolio is primarily collateral dependent as defined under SFAS No. 114.

At March 31, 1995, the total impaired loan portfolio was $169.7 million for which general and specific allocations to the allowance for loan losses of $29.1 million were identified.

                    PART II.  OTHER INFORMATION
                    ---------------------------

ITEM 1. LEGAL PROCEEDINGS.
- --------------------------

In re Payroll Express Corporation of New York and Payroll
- ---------------------------------------------------------
Express Corporation, United States Bankruptcy Court for the
- --------------------
Southern District of New York, Case Nos. 92-B-43149 (CB) and 92-B-43150 (CB), filed June 5, 1992.

Reported on Form 10-K for the period ended December 31, 1994.
The Trustee in Bankruptcy for Payroll Express Corporation has filed a cross-motion for summary judgment in opposition to
United Jersey Bank's motion for summary judgment in the preference action captioned John S. Pereira, as Chapter 11
                            ------------------------------
Trustee of the Estate of Payroll Express Corporation v. United
- --------------------------------------------------------------
Jersey Bank, United States District Court for the Southern
- ------------
District of New York, Civil Action No. 94-1565 (LAP). It is anticipated that the motions will be heard in June or July, 1995.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- ------------------------------------------------------------

The annual meeting of the shareholders of UJB Financial Corp.
was held April 24, 1995.

The following is a brief description of each matter voted on at the annual meeting:

Proposal 1 - Election of Directors.
- -----------------------------------

The following incumbent Class II Directors were nominated for election to the Board of Directors for a three year term: John
G. Collins, Anne Evans Estabrook, George L. Miles, Jr., Henry S.
Patterson II, and Raymond Silverstein.

Proposal 2 - Independent Accountants.
- -------------------------------------

Shareholders were presented with a proposal to ratify the selection of KPMG Peat Marwick LLP, independent certified public accountants, to audit the consolidated financial statements of UJB Financial Corp. and its subsidiaries for the year ending
December 31, 1995.

Proposal 3 - Shareholder Proposal Relating to Compensation of Executives.
- -------------------------------------------------------------------------

A shareholder submitted the following precatory resolution for approval of the shareholders:

   RESOLVED: That the shareholders of UJB recommend the Board of Directors implement the necessary action of downsizing all forms of TOTAL COMPENSATION OF ALL EXECUTIVES to the level of TWO
TIMES the salary provided to our President of the United States, that is, no more than $400,000.

Proposal 4 - Shareholder Proposal Relating to Confidential Voting.
- ------------------------------------------------------------------

A shareholder submitted the following precatory resolution for approval of the shareholders:

  	RESOLVED, that the shareholders request that the BOARD OF DIRECTORS:
  	Take all necessary steps to implement a system of CONFIDENTIAL VOTING whereby (a) all proxies, ballots and voting tabulations that identify the shareholder be kept SECRET and (b) independent third parties shall tabulate the votes.

The results of the voting at the annual meeting was as follows:


Proposal                                         SHARES
- --------                             -------------------------------
		                                 	 FOR                    WITHHELD
                                     ---                    --------
1 - Election of Directors
   	John G. Collins                  48,244,318             538,105
   	Anne Evans Estabrook             48,219,523             562,900
   	George L. Miles, Jr.             48,222,526             559,897
   	Henry S. Patterson II            48,175,493             606,930
    Raymond Silverstein              48,217,395             565,028


                                                   SHARES
                                    -------------------------------------
                                    FOR            AGAINST        ABSTAIN
                                    ---            -------        -------
2 - Independent Accountants         48,163,172       370,870       248,381

3 - Shareholder Proposal Relating
     to Total Compensation of All
     Executives                      4,322,598    34,205,176     1,911,709


4.  Shareholder Proposal Relating
     to Confidential Voting         14,424,848    23,852,555     2,162,080



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
- ------------------------------------------

(a)	Exhibits

	(11) 		UJB Financial Corp. computation of net income per common
        share for the three months ended March 31, 1995 and 1994.

	(27) 		UJB Financial Corp. financial data schedule - March 31,
        1995.

	(28)A		UJB Financial Corp. consolidated balance sheets as of
        March 31, 1995, December 31, 1994 and March 31, 1994.

	(28)B 	UJB Financial Corp. consolidated statements of
        income for the three months ended March 31, 1995 and 1994.

 (28)C UJB Financial Corp. consolidated statements of cash flows for the three months ended March 31, 1995 and 1994.

	(28)D UJB Financial Corp. consolidated statements of shareholders' equity as of March 31, 1995 and 1994.

	(28)E UJB Financial Corp. consolidated average balance sheets with resultant interest and rates for the three months ended March 31, 1995 and 1994.

	(28)F		UJB Financial Corp. consolidated reconciliations of
        allowance for loan losses for the three months ended
        March 31, 1995 and 1994.



(b)	Reports on Form 8-K

    In a Current Report on Form 8-K dated January 19, 1995, the Company, under Item 5 - Other Events, reported the execution of an Agreement and Plan of Merger dated January 19, 1995 by and between the Company and Bancorp New Jersey, Inc. (BNJ) providing for the merger of BNJ with and into the Company and the exchange of outstanding BNJ common stock for either UJB common stock at an exchange ratio to be determined before closing, $43.10 in cash per share, or a combination of the UJB common stock and the cash following an election and allocation process.

   In a Current Report on Form 8-K dated March 10, 1995, the
   Company, under Item 5 - Other Events and Item 7 - Financial
   Statements and Exhibits, reported the following:

   On March 10, 1995, the Company filed selected portions of the 1994 Annual Report to Shareholders, namely:

   Consolidated balance sheets at December 31, 1994 and 1993; consolidated statements of income for the years ended December 31, 1994, 1993 and 1992; consolidated statements of cash flows for the years ended December 31, 1994, 1993 and 1992; consolidated statements of shareholders' equity at December 31, 1994, 1993 and 1992; and notes to consolidated financial statements.

                              SIGNATURES
                              ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  UJB FINANCIAL CORP.
                                  -------------------
                                       Registrant




DATE:     May 12, 1995       BY: /s/ WILLIAM J. HEALY
                                ----------------------------
                                      William J. Healy
                          Executive Vice President and Comptroller
                                 (Chief Accounting Officer)

                              EXHIBIT INDEX
                              -------------

Exhibit No.
- -----------

	(11) 		UJB Financial Corp. computation of net income per common
        share for the three months ended March 31, 1995 and 1994.

	(27) 		UJB Financial Corp. financial data schedule - March 31,
        1995.

	(28)A		UJB Financial Corp. consolidated balance sheets as of
        March 31, 1995, December 31, 1994 and March 31, 1994.

	(28)B		UJB Financial Corp. consolidated statements of
        income for the three months ended March 31, 1995 and 1994.

	(28)C UJB Financial Corp. consolidated statements of cash flows for the three months ended March 31, 1995 and 1994.

	(28)D UJB Financial Corp. consolidated statements of shareholders' equity as of March 31, 1995 and 1994.

	(28)E UJB Financial Corp. consolidated average balance sheets with resultant interest and rates for the three months ended March 31, 1995 and 1994.

	(28)F		UJB Financial Corp. consolidated reconciliations of
        allowance for loan losses for the three months ended
        March 31, 1995 and  1994.