Form 10-Q
period 1995-06-30
UJB FINANCIAL CORP /NJ/
filed 1995-08-14
CIK 101320

                               FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION


                         Washington, D.C.  20549



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 1995
                               -------------------------------------------

                              or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------------------------------

Commission File Number:                          1-6451
                               -------------------------------------------

                               UJB Financial Corp.
--------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          New Jersey                                       22-1903313
--------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S Employer
 incorporation or organization)                      Identification No.)

301 Carnegie Center, P.O. Box 2066, Princeton, New Jersey    08543-2066
--------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                               (609)987-3200
--------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes  [ ] No

     As of July 31, 1995 there were 57,473,698 shares of common stock,
                      $1.20 par value, outstanding.

                 PART I.  FINANCIAL INFORMATION.
                 -------------------------------

ITEM 1.  FINANCIAL STATEMENTS.
------------------------------

In accordance with Instruction D, included herein as Exhibit
(99)A is UJB Financial Corp. consolidated balance sheets as of June 30, 1995, December 31, 1994 and June 30, 1994; as Exhibit
(99)B is UJB Financial Corp. consolidated statements of income for the six months and three months ended June 30, 1995 and 1994; and as Exhibit (99)C is UJB Financial Corp. consolidated statements of cash flows for the six months ended June 30, 1995 and 1994. Also included herein as Exhibit (99)D is UJB Financial Corp. consolidated statements of shareholders' equity as of June 30, 1995 and 1994; as Exhibit (99)E is UJB Financial Corp. consolidated average balance sheets with resultant interest and rates for the six months ended June 30, 1995 and 1994; and as Exhibit (99)F is UJB Financial Corp. consolidated reconciliations of allowance for loan losses for the six months ended June 30, 1995 and 1994.

The consolidated financial statements included herein as Exhibits include the accounts of UJB Financial Corp. and all of its subsidiaries (the Company). Significant intercompany transactions have been eliminated in consolidation. Prior period information has been restated to include the acquisition of VSB Bancorp, Inc. This acquisition occurred on July 1,1994 and was accounted for on the pooling-of-interests method.
On September 16, 1994, the Company acquired Palisade Savings Bank, FSB (Palisade). This acquisition was recorded under the purchase method of accounting, with the operating results of Palisade included from the date of acquisition.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-----------------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        ----------------------------------------------


FINANCIAL CONDITION

JUNE 30, 1995 VERSUS DECEMBER 31, 1994

At June 30,1995, total assets were $15.4 billion unchanged from year-end 1994, as the decline in the investment portfolio was offset by an increase in total loans.

Investment securities at June 30, 1995 were $3.8 billion, a decrease of $285.3 million or 7.0 percent from year-end 1994. The decline from year-end 1994 was the result of $334.7 million in maturities, partially offset by $45.9 million in purchases. This portfolio is recorded at amortized cost. At June 30, 1995, the aggregate market value of the investment portfolio was $3.8 billion which represented 99.0 percent of the carrying value. The aggregate market value at December 31, 1994 was $3.9 billion or 95.3 percent of the carrying value.

At June 30, 1995, investment securities available for sale, reported at fair value, amounted to $227.4 million. These securities increased $26.2 million or 13.0 percent from year-end 1994, and comprised $118.3 million of U.S. Government and agency collateralized mortgage obligations and $109.1 million of other securities. During the first six months of 1995, $35.7 million of securities were purchased, offset by maturities of $6.6 million and sales of $3.0 million.

At June 30, 1995, total loans amounted to $9.8 billion and increased $110.0 million or 1.1 percent from year-end 1994. Mortgage loans increased $134.7 million or 4.8 percent from December 31, 1994 to $2.9 billion at June 30, 1995. Instalment loans increased $54.6 million or 2.4 percent from year-end 1994 to $2.3 billion. Partially offsetting these increases, commercial loans decreased $79.2 million or 1.7 percent to $4.5 billion at June 30, 1995.

Total deposits were $12.7 billion at June 30, 1995, an increase of $120.6 million or 1.0 percent from December 31, 1994. Retail savings and time deposits increased $102.0 million or 1.1 percent from December 31, 1994 to $9.0 billion. Demand deposits increased $17.1 million or .5 percent from year-end 1994 to $3.3 billion. Commercial certificates of deposit $100,000 and over were $372.7 million, an increase of $1.5 million or .4 percent compared to December 31, 1994.

Borrowed funds, including commercial paper and long-term debt, at June 30, 1995 decreased $205.9 million or 13.4 percent from December 31, 1994 to $1.3 billion. Cash flows from maturities and principal pay downs on investment securities were used to reduce the level of borrowed funds from year-end 1994.

Total shareholders' equity increased $59.3 million or 5.4 percent from December 31, 1994 to $1.2 billion. Unrealized gains and losses on investment securities were recorded net of taxes as a separate component of shareholders' equity. As of June 30, 1995, the unrealized loss recorded in equity amounted to $4.4 million, compared to $9.2 million from year-end 1994. Under the risk-based capital guidelines, the Tier I leverage ratio of the Company was 7.49 percent at June 30, 1995,
compared to 7.02 percent at December 31, 1994.   The Company's
Tier I capital was 9.82 percent and total capital was 12.62 percent at June 30, 1995, compared with 9.27 percent and 12.04 percent, respectively, at December 31, 1994. The current minimum regulatory guideline for the Tier I leverage ratio is 4.0 percent for institutions that have a regulatory rating of two or more. The current minimum regulatory guidelines for Tier I and total capital ratios are 4.0 percent and 8.0 percent, respectively.

JUNE 30, 1995 VERSUS JUNE 30, 1994

Compared to June 30, 1994, total assets increased $622.7 million or 4.2 percent. Included in this increase was the impact of the purchase acquisition of Palisade, consummated on September 16, 1994. Palisade had total assets of $324.2 million, loans of $164.8 million and deposits of $266.7 million.

At June 30, 1995, investment securities available for sale increased $34.8 million or 18.1 percent from the prior year. As a result of the acquisition of Palisade, $121.6 million of securities were added to the portfolio, most of which were subsequently sold. Investment securities at June 30, 1995 decreased $446.7 million or 10.5 percent from June 30, 1994. This decrease was primarily the result of maturities.

Compared to June 30, 1994, total loans increased $675.4 million or 7.4 percent. Mortgage loans increased $446.2 million or 18.0 percent. The Palisade acquisition represented $157.5 million of this mortgage loan increase. Compared to June 30, 1994, instalment loans increased $142.3 million or 6.6 percent.
Commercial loans increased $86.9 million or 1.9 percent.

Total deposits increased $838.0 million or 7.1 percent from a year ago. The Palisade acquisition accounted for $266.7 million of this increase. Compared to June 30, 1994, demand deposits increased $298.2 million or 10.0 percent and retail savings and time deposits increased $465.5 million or 5.4 percent. Commercial certificates of deposit $100,000 and over increased $74.3 million or 24.9 percent from the prior year.

Compared to June 30, 1994, borrowed funds decreased $349.1
million or 20.8 percent.   This decline represented principal
repayments on long-term debt and a decrease of treasury tax and loan deposits.

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED

Non-performing loans were $192.2 million at June 30, 1995, or
1.97 percent of total loans compared to $167.6 million at year-end 1994, or 1.74 percent of total loans. At June 30, 1994, non-performing loans were $226.9 million or 2.50 percent of total loans. Non-performing loans increased from year-end
1994 principally due to the inclusion of one large construction loan relationship during the second quarter of 1995. Non-performing loans also increased partially due to the adoption of Statement of Financial Accounting Standards No. 114, Accounting by
Creditors for Impairment of a Loan (SFAS No. 114). This statement was adopted prospectively by the Company on January 1, 1995. SFAS No. 114 requires in-substance foreclosures to be classified as non-performing loans. Prior period balances have not been restated as the amounts have been deemed immaterial.
The implementation of this statement resulted in a reclassification of $6.4 million, net of specific reserves of $3.8 million, from other real estate owned (OREO) to non-performing loans.

The Company has defined the population of impaired loans to be all non-accrual loans. At June 30, 1995, the total impaired loan portfolio was $192.2 million for which general and specific allocations to the allowance for loan losses of $30.3 million were identified. Interest collections on non-accrual loans are generally credited to interest income when received. However, if ultimate collectibility of the principal is in doubt, interest collections are applied as principal reductions. The amount of cash basis interest income that was recognized on impaired loans at June 30, 1995 was $1.2 million.

Compared to June 30, 1994, non-performing loans were down $34.8 million. The reduction in non-performing loans compared to June 30, 1994 reflected ongoing workout efforts, as well as the year-end 1994 transfer of certain accruing and non-accruing loans to assets held for accelerated disposition. The following table summarizes the trends in the components of non-performing loans (dollars in thousands):

                                  Jun 30,    Dec 31,     Jun 30,
                                    1995       1994        1994
                                 ---------  --------    --------
Commercial and industrial        	$ 47,932 	$ 37,362   	$ 43,339
Real estate:
    Construction and development   	82,388   	45,075	     88,368
    Real estate related        	    61,836	   85,210      95,214
                                  --------   -------    --------
       Total real estate        	  144,224	  130,285	    183,582
                                  --------   -------    --------
            Total                	$192,156 	$167,647   	$226,921
                                  ========  ========    ========

At June 30, 1995, OREO was $22.9 million, net of an $11.4 million allowance. OREO decreased $8.6 million since December
31, 1994 and $47.0 million since June 30, 1994. These declines were in part the result of a transfer of assets from OREO to assets held for accelerated disposition at year-end 1994 and the SFAS No. 114 reclassification of in-substance foreclosures from OREO to non-performing loans.

Assets held for accelerated disposition at June 30, 1995 were $30.0 million, a decrease of $60.9 million from December 31, 1994 primarily due to sales during the year. The December 31, 1994 balance of $90.9 million reflects the transfer of assets from accruing and non-accruing loans and OREO. These assets were identified for bulk sale in order to accelerate the resolution of non-performing loans and OREO.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at June 30, 1995 was $199.0 million or 2.04 percent of loans, compared to $214.2 million or
2.22 percent of loans at December 31, 1994 and $238.6 million or
2.62 percent of loans at June 30, 1994. For the three months ended June 30, 1995, net charge offs were $22.5 million or .93 percent of average loans compared to $21.3 million, or .96 percent the previous year. This compares to net charge offs of $23.4 million, or .98 percent, in the first quarter of 1995.
For the six months ended June 30, 1995, net charge offs were $45.9 million, or .96 percent of average loans compared to $42.5 million, or .97 percent the previous year.

RESULTS OF OPERATIONS

For the second quarter of 1995, net income was $40.3 million or $.72 per share compared with net income of $28.7 million or $.52 per share earned during the second quarter of 1994. Net income for the six months ended June 30, 1995 was $80.3 million compared with $57.3 million for the first half of 1994. On a per share basis, net income for the six months ended June 30, 1995 was $1.44 compared to $1.03 for the same period in 1994.
The results for the six months of 1994 were impacted by the adoption of Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits (SFAS No. 112), which had the effect of reducing net income by $1.7 million or $.03 per share.

Interest income on a tax-equivalent basis was $548.5 million for the six months ended June 30, 1995, an increase of $89.0 million or 19.4 percent compared to the same period in 1994. The increase in interest income was due to the rise in interest rates and growth in the loan portfolio. For the first six months of 1995, the average prime rate was 8.91 percent compared to
6.46 percent for the prior year period. The increase in rates contributed $33.5 million and the increase in volume provided an additional $50.4 million to interest income on loans. Interest earning assets averaged $13.9 billion during the first six months of 1995, an increase of $597.6 million or 4.5 percent over the same period of 1994.

Interest expense increased $64.2 million or 41.3 percent for the six months ended June 30, 1995 compared to the same period in 1994. This increase reflects the rise in interest rates and the resultant increased cost of retail savings and time deposits.

In addition, there was a disintermediation of funds from savings and other lower costing deposits to higher costing retail certificates of deposit. Interest expense on retail savings and time deposits increased $40.3 million or 35.4 percent, which includes an increase in retail certificates of deposit of $32.4 million or 86.1 percent. In addition, the increase in interest expense on borrowed funds and commercial certificates of deposit $100,000 and over, was $15.3 million and $8.6 million, respectively, over the 1994 six-month period. On average borrowed funds were $1.4 billion during the first six months of 1995, a decrease of $135.9 million. Commercial certificates of deposit $100,000 and over increased $176.7 million over the comparable period in 1994.

Net interest income on a tax-equivalent basis was $328.6 million for the first six months of 1995 compared with $303.9 million for the six months ended June 30, 1994, an increase of $24.7 million or 8.1 percent. The net interest spread percentage on a tax-equivalent basis (the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities) was 3.85 percent for the six months ended June 30, 1995 compared to 3.95 percent for the prior year period. Net interest margin (net interest income on a tax-equivalent basis as a percentage of average interest earning assets) was 4.76 percent during the first six months of 1995 compared to 4.60 percent during the same period in 1994. The increase in net interest margin reflected the benefits from an improved asset mix and favorable spreads between loan yields and deposit costs.

Asset and liability management efforts involve the use of certain derivative financial instruments. At June 30, 1995, the notional value of this derivative financial instruments portfolio consisted of $880.3 million of interest rate swaps. Interest rate swaps are contractual agreements between two parties to exchange interest payments at particular intervals. These swaps are accounted for as hedges and are not recorded on the balance sheet. Income or expense related to these instruments is accrued monthly and recognized as an adjustment to interest income or interest expense for those balance sheet instruments being hedged. Hedged transactions resulted in a net interest income reduction of $4.6 million for the first six months of 1995, compared to a $2.4 million contribution in the comparable period in 1994. The market value of these contracts at June 30, 1995 was negative $9.9 million compared to negative $28.0 million at March 31, 1995 and negative $52.0 million at December 31, 1994.

The provision for loan losses for the quarter ended June 30, 1995 was $15.8 million, compared with $18.5 million for the same period a year earlier. On a year-to-date basis, the provision was $30.8 million, a decline of $6.3 million or 16.9 percent, compared with the first half of 1994.

Non-interest income, including securities transactions, for the second quarter of 1995 totaled $43.7 million, an increase of $4.4 million or 11.2 percent compared with the second quarter of 1994. For the six months ended June 30, 1995, non-interest income totaled $85.1 million, an increase of $5.4 million or 6.8 percent from the prior year period. Effective this quarter, merchant credit card and ATM fees are recorded net of related processing expenses. Amounts for prior periods have been reclassified for comparative purposes.

Service and loan fee income for the second quarter of 1995 increased $.6 million or 9.5 percent compared with the same period a year earlier. Service and loan fee income increased $1.0 million or 7.8 percent during the six month period ended June 30, 1995 compared to the corresponding period in 1994. This increase was primarily due to higher commercial loan fees and merchant bank card processing fees. Trust fee income declined $.4 million or 3.3 percent during the first half of 1995 compared to the same period in 1994.

Other income for the second quarter of 1995 was $12.8 million, an increase of $2.2 million or 21.1 percent. For the first six months of 1995, other income was $23.9 million, an increase of $2.1 million or 9.5 percent. These increases can be attributable primarily to the gains on the sales of several branches during the second quarter of 1995.

For the second quarter of 1995, net gains of $2.0 million on the sales of investment securities were realized compared with net gains of $.5 million over the prior year period. For the first six months of 1995, net gains were $4.2 million, compared with net gains of $1.8 million for the first six months in 1994. These gains were recognized as $3.0 million of securities were sold out of the available-for-sale portfolio during the first half of 1995.

Non-interest expenses for the second quarter of 1995 totaled $124.8 million, up $.6 million, or .5 percent compared to the second quarter of 1994 and for the six months ended June 30, 1995 were $250.2 million, an increase of $5.7 million or 2.3 percent from the 1994 six month period.

Salaries expense increased $3.5 million or 7.8 percent during the second quarter of 1995 compared to the second quarter of 1994 and rose $7.6 million or 8.6 percent during the first half of 1995 compared to the corresponding period in 1994. More than half of the increase was attributable to merit increases, which included salary adjustments recorded in connection with the reorganization along lines of business. In addition, salaries expense in the first half of 1995 reflected the Palisade purchase acquisition and higher levels of commission and fee-based compensation. Pension and other employee benefits for the second quarter of 1995 were $16.0 million, up $2.5 million or 18.8 percent compared with the second quarter of 1994. These expenses were $31.9 million for the six months ended June 30, 1995, up $4.5 million or 16.3 percent compared to the corresponding period in 1994. These increases reflected higher payroll taxes, pension and other postemployment benefit costs.

Occupancy expenses for the second quarter of 1995 increased $.5 million or 4.5 percent compared to the prior year period. These expenses were $26.2 million for the six months ended June 30, 1995 and remained relatively unchanged compared to the corresponding period in 1994. Furniture and equipment expense rose $.4 million or 3.5 percent for the second quarter of 1995, and $1.1 million or 4.5 percent during the first half of 1995 when compared with the corresponding periods in 1994.

Other real estate owned expenses were $2.0 million for the
second quarter of 1995, a decrease of $3.5 million or 63.3
percent from the second quarter of 1994.  On a year-to-date
basis, other real estate owned expenses were $3.7 million for
1995 compared to $9.6 million for 1994.  Included in these
amounts was a provision for losses on other real estate owned and expenses related to holding property. A provision of $.9 million for the second quarter of 1995 and $2.3 million for the six months of 1995 was added to the allowance for other real estate owned. This compares to a provision of $3.5 million for the second quarter of 1994 and $5.9 million for the first half of
1994.   Expenses for operating and maintaining other real estate
owned amounted to $1.1 million for the second quarter of 1995 and $1.5 million for the six months ended June 30, 1995, compared with $2.0 million and $3.7 million respectively for the corresponding periods in 1994. The decline in these expenses reflect the benefits generated from the ongoing workout efforts.

LIQUIDITY

Liquidity is the ability to meet the borrowing needs and deposit withdrawal requirements of customers and support asset growth.
Principal sources of liquidity are deposit generation, access to purchased funds, maturities and repayments of loans and investment securities and interest and fee income.

The consolidated statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. During the first half of 1995, net cash provided by operating activities totaled $212.3 million. Contributing to net cash provided by operating activities were the results of operations adjusted for the provisions for loan losses and other real estate owned, and proceeds from the sales of mortgages held for sale. Net cash provided by investing activities totaled $112.4 million and was the result of investment and loan activity. Net cash used in financing activities totaled $111.2 million, reflecting the reductions in borrowed funds offset by a net increase in deposits from year-end 1994.

During the first six months of 1995, proceeds of $341.3 million from maturities in the investment portfolio, including investment securities available for sale, an increase of $102.0 million in savings and time deposits and an increase in demand deposits of $17.1 million contributed to liquidity. Offsetting these sources, were increases in total loans of $110.0 million, purchases of investment securities, including available for sale, totaling $81.6 million and a decrease of $205.9 million in borrowed funds.

Additional liquidity is generated from maturities and principal repayments in the investment portfolio. Scheduled maturities and anticipated principal repayments of the investment portfolio will approximate $280 million throughout the balance of 1995.
In addition, all or part of the investment securities available for sale of $227.4 million could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Liquidity is also available through additional lines of credit and the ability to incur additional debt. At June 30, 1995, there were $40.0 million of short-term lines of credit available for general corporate purposes, with no outstandings. In addition, the banking subsidiaries have established lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank of New York which further support and enhance liquidity.

                         PART II.  OTHER INFORMATION
                         ---------------------------

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

In re Payroll Express Corporation of New York and Payroll
---------------------------------------------------------
Express Corporation, United States Bankruptcy Court for the
-------------------
Southern District of New York, Case Nos. 92-B-43149 (CB) and 92-B-43150 (CB), filed June 5, 1992.

Reported on Form 10-K for the period ended December 31, 1994 and on Form 10-Q for the period ended March 31, 1995. The Trustee in Bankruptcy for Payroll Express Corporation has settled his claim against the primary insurance carrier for Payroll (Lloyds) for the policy limits of $1 million and will seek bankruptcy court approval of the settlement on August 3, 1995. The Trustee has commenced litigation against certain insurance companies which had issued fidelity insurance policies to Payroll.

United Jersey Bank has filed a motion to dismiss the Complaints in the Beth Israel and the Frederick Goldman lawsuits for
       -----------         -----------------
failure to state a claim upon which relief can be granted. The motion is pending.

On May 19, 1995, the New York City Transit Authority filed a Complaint against United Jersey Bank captioned New York City
                                               -------------
Transit Authority v. United Jersey Bank and National Westminster
----------------------------------------------------------------
Bank New Jersey in the United States District Court for the
---------------
Southern District of New York under Civil Action No. 95-3685. The Complaint, which alleges causes of action sounding in conversion, aiding and abetting conversion, fraud, constructive fraud, constructive trust, unjust enrichment, monies had and received, restitution of payments by mistake, and negligence, seeks the recovery of approximately $2 million plus consequential and punitive damages from the defendant banks. United Jersey Bank has filed a motion for a more definite statement as to certain allegations of the Complaint. This Complaint is substantially similar to the complaints of other Payroll Express customers described in the Forms 10-K and 10-Q referred to above.

ITEM 5.  OTHER EVENTS.
----------------------

On August 2, 1995, the Company announced a definitive merger agreement to acquire The Flemington National Bank and Trust Company with total assets of approximately $288 million. The merger is expected to be completed in the first quarter of 1996.

In addition, the Company successfully completed the acquisition of Bancorp New Jersey, Inc. (Bancorp) on July 11, 1995 which was accounted for under the purchase method. The proforma results of operations for the period January 1, 1995 to July 10, 1995 and for the year ended December 31, 1994, assuming Bancorp had been acquired as of January 1, 1994 would not have been significantly different from those presented in the Consolidated Statements of Income.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

(a) EXHIBITS

    (11) UJB Financial Corp. computation of net income per common share for the six months and three months ended June 30, 1995 and 1994.

    (27)     UJB Financial Corp. financial data schedule - June 30, 1995.

    (99)A UJB Financial Corp. consolidated balance sheets as of June 30, 1995, December 31, 1994 and June 30, 1994.

    (99)B UJB Financial Corp. consolidated statements of income for the six months and three months ended June 30, 1995 and 1994.

    (99)C UJB Financial Corp. consolidated statements of cash flows for the six months ended June 30, 1995 and 1994.

    (99)D UJB Financial Corp. consolidated statements of shareholders' equity as of June 30, 1995 and 1994.

    (99)E UJB Financial Corp. consolidated average balance sheets with resultant interest and rates for the six months ended June 30, 1995 and 1994.

    (99)F UJB Financial Corp. consolidated reconciliations of allowance for loan losses for the six months ended June 30, 1995 and 1994.

(b) REPORTS ON FORM 8-K

    None

                              SIGNATURES
                            ------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     UJB FINANCIAL CORP.
                               ---------------------------
                                        Registrant



DATE: August 14,1995       BY:       /s/  WILLIAM J. HEALY
                               -----------------------------
                                     William J. Healy
                            Executive Vice President and Comptroller
                                  (Chief Accounting Officer)

                           EXHIBIT INDEX
                          --------------


  Exhibit No.
  -----------

    (11) UJB Financial Corp. computation of net income per common share for the six months and three months ended June 30, 1995 and 1994.

    (27)     UJB Financial Corp. financial data schedule - June 30, 1995.

    (99)A UJB Financial Corp. consolidated balance sheets as of June 30, 1995, December 31, 1994 and June 30, 1994.

    (99)B UJB Financial Corp. consolidated statements of income for the six months and three months ended June 30, 1995 and 1994.

    (99)C UJB Financial Corp. consolidated statements of cash flows for the six months ended June 30, 1995 and 1994.

    (99)D UJB Financial Corp. consolidated statements of shareholders' equity as of June 30, 1995 and 1994.

    (99)E UJB Financial Corp. consolidated average balance sheets with resultant interest and rates for the six months ended June 30, 1995 and 1994.

    (99)F UJB Financial Corp. consolidated reconciliations of allowance for loan losses for the six months ended June 30, 1995 and 1994.