Form 10-Q
period 1995-09-30
UJB FINANCIAL CORP /NJ/
filed 1995-11-14
CIK 101320

                               FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION


                         Washington, D.C.  20549



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1995
                               -------------------------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------------------------------

Commission File Number:                          1-6451
                               -------------------------------------------

                               UJB Financial Corp.
--------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          New Jersey                                       22-1903313
--------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S Employer
 incorporation or organization)                      Identification No.)

301 Carnegie Center, P.O. Box 2066, Princeton, New Jersey    08543-2066
--------------------------------------------------------------------------
(Address of principal executive offices)                      Zip Code

                               (609)987-3200
--------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes  [ ] No

     As of October 31, 1995 there were 57,667,117 shares of common stock,
                      $1.20 par value, outstanding.

                 PART I.  FINANCIAL INFORMATION.
                 -------------------------------


ITEM 1.  FINANCIAL STATEMENTS.
------------------------------

In accordance with Instruction D, incorporated by reference to this Item 1 and included herein as Exhibit (99)A is UJB Financial Corp. consolidated balance sheets as of September 30, 1995, December 31, 1994 and September 30, 1994; as Exhibit (99)B is UJB Financial Corp. consolidated statements of income for the nine months and three months ended September 30, 1995 and 1994; and as Exhibit (99)C is UJB Financial Corp. consolidated statements of cash flows for the nine months ended September 30, 1995 and 1994. Also included herein as Exhibit (99)D is UJB Financial Corp. consolidated statements of shareholders' equity as of September 30, 1995 and 1994; as Exhibit (99)E is UJB Financial Corp. consolidated average balance sheets with resultant interest and rates for the nine months ended September 30, 1995 and 1994; and as Exhibit (99)F is UJB Financial Corp. consolidated reconciliations of allowance for loan losses for the nine months ended September 30, 1995 and 1994.

The consolidated financial statements included herein as Exhibits include the accounts of UJB Financial Corp. and all of its subsidiaries (the "Company"). Significant intercompany transactions have been eliminated in consolidation. On July 11, 1995, the Company completed the acquisition of Bancorp New Jersey, Inc. ("Bancorp"). This acquisition was accounted for as a purchase, and its assets and results of operations are included from that date.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-----------------------------------------------
        FINANCIAL  CONDITION AND RESULTS OF OPERATIONS.
        -----------------------------------------------


FINANCIAL CONDITION

September 30, 1995 versus December 31, 1994

At September 30, 1995, total assets were $15.5 billion, an increase of $103.6 million or .7 percent from year-end 1994. The increase in total assets was primarily due the increase in the loan portfolio offset by the volume decrease in the investment portfolio. Included in these increases was the impact of the acquisition of Bancorp. On July 11, 1995, Bancorp had total assets of $506 million.

Investment securities at September 30, 1995 were $3.6 billion, a decrease of $453.7 million or 11.1 percent from year-end 1994. The decline from year-end 1994 was the result of $538.8 million in maturities, partially offset by $90.0 million in purchases. This portfolio is recorded at amortized cost. At September 30, 1995, the aggregate market value of the investment portfolio was $3.6 billion. The aggregate market value at December 31, 1994 was $3.9 billion.

At September 30, 1995, investment securities available for sale, reported at fair value, amounted to $356.3 million. These securities increased $155.1 million or 77.1 percent from year-end 1994, and comprised $251.3 million of U.S. Government and agency collateralized mortgage obligations and $105.0 million of other securities. During the nine months of 1995, $215.5 million of securities were purchased, including $171.6 million of securities from the acquisition of Bancorp. Offsetting these purchases were maturities of $64.1 million and sales of $4.2 million.

At September 30, 1995, total loans amounted to $10.2 billion and increased $570.2 million or 5.9 percent from year-end 1994. The acquisition of Bancorp accounted for $290 million to this increase. Mortgage loans increased $424.2 million or 15.2 percent from December 31, 1994 to $3.2 billion at September 30, 1995. The acquisition of Bancorp contributed $178.7 million to this increase to mortgage loans. Instalment loans increased $194.5 million or 8.7 percent from year-end 1994 to $2.4 billion. The acquisition of Bancorp contributed $75.8 million to this increase. Partially offsetting these increases, commercial loans decreased $48.6 million or 1.0 percent from December 31,1994.

Total deposits were $12.9 billion at September 30, 1995, an increase of $303.8 million or 2.4 percent from December 31, 1994. This increase was primarily attributable to the acquisition of Bancorp. On July 11, 1995, Bancorp had total deposits of $451 million. Excluding the acquisition of Bancorp total deposits decreased 1.2 percent from year-end 1994. Demand deposits decreased $87.8 million or 2.7 perecent from year-end
1994 to $3.2 billion. Offsetting this decrease retail savings and time deposits increased $304.6 million or 3.4 percent from December 31, 1994 to $9.2 billion. Commercial certificates of deposit $100,000 and over were $458.2 million, an increase of $87.0 million or 23.5 percent compared to December 31, 1994.

Borrowed funds, including commercial paper and long-term debt, at September 30, 1995 decreased $397.8 million or 25.9 percent from December 31, 1994 to $1.1 billion. Cash flows from maturities and principal paydowns on investment securities were used to reduce the level of borrowed funds from year-end 1994.

Total shareholders' equity increased $159.7 million or 14.5 percent from December 31, 1994 to $1.3 billion. Unrealized gains and losses on investment securities were recorded net of taxes as a separate component of shareholders' equity. As of September 30, 1995, the unrealized loss recorded in equity amounted to $3.5 million, compared to $9.2 million from year-end 1994.

Under the risk-based capital guidelines, the Tier I leverage ratio of the Company was 7.58 percent at September 30, 1995,
compared to 7.02 percent at December 31, 1994.   The Company's
Tier I capital was 9.93 percent and total capital was 12.71 percent at September 30, 1995, compared with 9.27 percent and
12.04 percent, respectively, at December 31, 1994. The current minimum regulatory guideline for the Tier I leverage ratio is
4.0 percent for institutions that have a regulatory rating of two or more. The current minimum regulatory guidelines for Tier I and total capital ratios are 4.0 percent and 8.0 percent, respectively.

Non-performing Loans and Other Real Estate Owned

Non-performing loans were $181.9 million at September 30, 1995, or 1.78 percent of total loans compared to $167.6 million at year-end 1994, or 1.74 percent of total loans. At September 30, 1994, non-performing loans were $213.9 million or 2.23 percent of total loans. Non-performing loans increased from year-end 1994 partially due to the inclusion of one large construction loan relationship during the second quarter of 1995. Additionally, non-performing loans were impacted by a $4.1 million increase from the acquisition of Bancorp and the adoption of Statement of Financial Accounting Standards
No. 114, Accounting by Creditors for Impairment of a Loan
("SFAS No. 114"). The implementation of this Statement resulted in a reclassification of $6.4 million.

The Company has defined the population of impaired loans to be all non-accrual loans. At September 30, 1995, the total impaired loan portfolio was $181.9 million for which general and specific allocations to the allowance for loan losses of $49.0 million were identified. Interest collections on non-accrual loans are generally credited to interest income when received.
However, if ultimate collectibility of the principal is in doubt, interest collections are applied as principal reductions. The amount of cash basis interest income that was recognized on impaired loans at September 30, 1995 was $1.5 million.

Compared to September 30, 1994, non-performing loans were down $32.0 million. The reduction in non-performing loans compared to September 30, 1994 reflected ongoing workout efforts, as well as the year-end 1994 transfer of certain accruing and non-accruing loans to assets held for accelerated disposition. The following table summarizes the trends in the components of non-performing loans (dollars in thousands):

                                   Sep 30,      Dec 31,         Sep 30,
                                    1995         1994            1994
                                  --------     --------        --------
Commercial and industrial        	$ 43,259    	$ 37,362       	$ 44,100
Real estate:
    Construction and development   	84,628      	45,075	         66,646
    Real estate related 	           54,038	      85,210	        103,170
                                  --------      -------        --------
       Total real estate	          138,666	     130,285	        169,816
                                  --------      -------        --------
            Total                	$181,925    	$167,647        $213,916
                                  ========     ========        ========

At September 30, 1995, other real estate owned ("OREO") was $27.1 million, net of a $12.2 million allowance. OREO decreased $4.4 million since December 31, 1994 and decreased $39.6 million since September 30, 1994. These declines were in part the result of the SFAS No. 114 reclassification of in-substance foreclosures from OREO to non-performing loans and a transfer of assets from OREO to assets held for accelerated disposition at year-end 1994. These assets were identified for bulk sale in order to accelerate the resolution of non-performing loans and OREO. Assets held for accelerated disposition at September 30, 1995 were $22.9 million compared to $90.9 million at December 31, 1994. The decline from year-end 1994 was primarily due to sales during the year.

Allowance for Loan Losses

The allowance for loan losses at September 30, 1995 was $200.3 million or 1.96 percent of loans, compared to $214.2 million or
2.22 percent of loans at December 31, 1994 and $237.7 million or 2.48 percent of loans at September 30, 1994. For the three months ended September 30, 1995, net charge offs were $22.8 million or .90 percent of average loans compared to $21.2 million, or .91 percent the previous year. This compares to net charge offs of $22.5 million, or .93 percent, in the second quarter of 1995. For the nine months ended September 30, 1995, net charge offs were $68.7 million, or .94 percent of average loans compared to $63.7 million, or .95 percent the previous year.

RESULTS OF OPERATIONS

For the third quarter of 1995, net income was $44.0 million or $.76 per share compared with net income of $38.6 million or $.70 per share earned during the third quarter of 1994. Net income for the nine months ended September 30, 1995 was $124.4 million compared with $95.8 million for the nine months of 1994. On a per share basis, net income for the nine months ended September 30, 1995 was $2.20 compared to $1.73 for the same period in 1994.

Interest income on a tax-equivalent basis was $828.2 million for the nine months ended September 30, 1995, an increase of $116.5 million or 16.4 percent compared to the same period in 1994. The increase in interest income was primarily due to both the rise in interest rates and growth in the loan portfolio. The increase in rates contributed $63.4 million and the increase in volume provided an additional $49.3 million to interest income on loans. For the nine months of 1995, the average prime rate was
8.87 percent compared to 6.81 percent for the prior year period. Interest earning assets averaged $14.0 billion during the nine months of 1995, an increase of $556.6 million or 4.1 percent over the same period of 1994.

Interest expense increased $88.8 million or 36.3 percent for the nine months ended September 30, 1995 compared to the same period in 1994. This increase reflects the rise in interest rates and the resultant increased cost of retail savings and time deposits. In addition, there was a disintermediation of funds from savings and other lower costing deposits to higher costing retail certificates of deposit. Interest expense on retail savings and time deposits increased $65.3 million or 37.6 percent, which includes an increase in interest on retail certificates of deposit of $54.6 million or 95.0 percent. In addition, the increases in interest expense on borrowed funds and commercial certificates of deposit $100,000 and over were $12.9 million and $10.6 million, respectively, over the 1994 nine-month period. On average, borrowed funds were $1.3 billion during the nine months of 1995, a decrease of $305.0 million from the nine months of 1994. Commercial certificates of deposit $100,000 and over increased $136.3 million over the comparable period in 1994.

Net interest income on a tax-equivalent basis was $494.5 million for the nine months of 1995 compared with $466.8 million for the nine months ended September 30, 1994, an increase of $27.7 million or 5.9 percent. The net interest spread percentage on a tax-equivalent basis (the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities) was 3.80 percent for the nine months ended September 30, 1995 compared to 3.97 percent for the prior year period. Net interest margin (net interest income on a tax-equivalent basis as a percentage of average interest earning assets) was 4.71 percent during the nine months of 1995 compared to 4.63 percent during the same period in 1994. The increase in net interest margin reflected the benefits from an improved asset mix and favorable spreads between loan yields and deposit costs.

Asset and liability management efforts involve the use of certain derivative financial instruments. At September 30, 1995, the notional value of this derivative financial instruments portfolio consisted of $819.7 million of interest rate swaps down from $923.5 million at December 31, 1994. Interest rate swaps are contractual agreements between two parties to exchange interest payments at particular intervals. These swaps are accounted for as hedges and are not recorded on the balance sheet. Income or expense related to these instruments is accrued monthly and recognized as an adjustment to interest income or interest expense for those balance sheet instruments being hedged. Hedged transactions resulted in a net interest income reduction of $6.4 million for the nine months of 1995, compared to a $1.8 million contribution in the comparable period in 1994. The market value of these contracts at September 30, 1995 was negative $8.0 million compared to negative $52.0 million at December 31, 1994.

The provision for loan losses for the quarter ended September 30, 1995 was $18.0 million, compared with $18.5 million for the same period a year earlier. On a year-to-date basis, the provision was $48.8 million, a decline of $6.8 million or 12.2 percent, compared with the same period in 1994.

Non-interest income, including securities transactions, for the third quarter of 1995 totaled $45.1 million, an increase of $4.3 million or 10.6 percent compared with the third quarter of 1994. For the nine months ended September 30, 1995, non-interest income totaled $130.2 million, an increase of $9.7 million or
8.1 percent from the prior year period. Effective June 30, 1995, merchant credit card and ATM fees are recorded net of related processing expenses. Amounts for prior periods have been reclassified for comparative purposes.

During the third quarter of 1995, service charges on deposit accounts increased $1.3 million or 8.4 percent over the prior year period. For the nine months of 1995, service charges on deposit accounts increased $1.2 million or 2.5 percent compared to the 1994 nine-month period. These increases were primarily due to higher fees charged on personal demand deposit accounts.

Service and loan fee income for the third quarter of 1995 decreased $.3 million or 4.6 percent compared with the same period a year earlier. Service and loan fee income increased $.6 million or 3.1 percent during the nine month period ended September 30, 1995 compared to the corresponding period in 1994.
 This increase was primarily due to higher commercial loan fees and merchant bank card processing fees.

Other income for the third quarter of 1995 was $13.5 million, an increase of $2.2 million or 19.6 percent. For the nine months of 1995, other income was $37.4 million, an increase of $4.3 million or 13.0 percent. These increases can be attributable in part to the gains on the sales of the Pennsylvania leasing company and several branch facilities.

For the third quarter of 1995, net gains of $1.0 million on the sales of investment securities were realized compared with net gains of $.1 million over the prior year period. For the nine months of 1995, net gains were $5.2 million, compared with net gains of $1.8 million for the nine months in 1994. These gains were recognized as $4.2 million of securities were sold out of the available-for-sale portfolio.

Non-interest expenses for the third quarter of 1995 totaled $121.0 million, down $.6 million, or .5 percent compared to the third quarter of 1994 and for the nine months ended September 30, 1995 were $371.2 million, an increase of $5.1 million or 1.4 percent from the 1994 nine month period.

Salaries expense increased $3.5 million or 7.5 percent during the third quarter of 1995 compared to the third quarter of 1994 and rose $11.1 million or 8.2 percent during the nine months of 1995 compared to the corresponding period in 1994. These increases were primarily attributable to merit increases and the purchase of Palisade Savings Bank, FSB in September 1994. Also contributing to this quarter-to-quarter increase was the additional salary expense associated with the purchase acquisition of Bancorp. Pension and other employee benefits for the third quarter of 1995 were $15.2 million, up $.9 million or
6.1 percent compared with the third quarter of 1994. These expenses were $47.1 million for the nine months ended September 30, 1995, up $5.4 million or 12.8 percent compared to the corresponding period in 1994. These increases reflected pension and other postemployment benefit costs.

Occupancy expenses for the third quarter of 1995 increased $.8 million or 6.5 percent compared to the prior year period. These expenses were $39.3 million, up $.8 million or 2.2 percent for the nine months ended September 30, 1995 compared to the corresponding period in 1994. Furniture and equipment expense rose $.7 million or 5.8 percent for the third quarter of 1995, and $1.8 million or 5.0 percent during the first nine months of 1995 when compared with the corresponding periods in 1994.

The FDIC assessment decreased $7.0 million during the third quarter of 1995 compared to the third quarter of 1994 and declined $7.1 million during the nine months of 1995 compared to the 1994 nine-month period. This decrease is attributable to the lower premiums charged for deposit insurance, retroactive to June 1, 1995. The company received a $5.2 million premium reduction and a $1.8 million one-time rebate.

The majority of the Company's FDIC deposits are covered under the Bank Insurance Fund("BIF"). As a result of deposits acquired through the acquisition of Thrift institutions over the last several years, the Company has approximately $1.3 billion of deposits that are insured under the Savings Association
Insurance Fund ("SAIF"). Several proposals are being discussed by Congress and banking regulators regarding the recapitalization of the SAIF to bring its funding level up to that of the BIF. Current discussions are considering a one-time assessment on all SAIF deposits based upon such insured deposits. Until legislation is finalized by Congress and signed into law, the Company cannot determine the amount of the assessment. At that time, an accrual will be established.

Other real estate owned expenses were $2.1 million for the third quarter of 1995, a decrease of $2.8 million or 57.9 percent from the third quarter of 1994. On a year-to-date basis, other real estate owned expenses were $5.8 million for 1995 compared to $14.5 million for 1994. Included in these amounts was a provision for losses on other real estate owned and expenses related to holding property. A provision of $1.6 million for the third quarter of 1995 and $3.8 million for the nine months of 1995 was added to the allowance for other real estate owned.
This compares to a provision of $3.1 million for the third quarter of 1994 and $8.9 million for the nine months ended
September 30, 1994. Expenses for operating and maintaining other real estate owned amounted to $.5 million for the third quarter of 1995 and $1.9 million for the nine months ended September 30, 1995, compared with $1.8 million and $5.5 million respectively for the corresponding periods in 1994. The decline in these expenses reflect the benefits from the ongoing workout efforts.

LIQUIDITY

Liquidity is the ability to meet the borrowing needs and deposit withdrawal requirements of customers and support asset growth.
Principal sources of liquidity are deposit generation, access to purchased funds, maturities and repayments of loans and investment securities and interest and fee income.

The consolidated statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. During the nine months of 1995, net cash provided by operating activities totaled $243.6 million. Contributing to net cash provided by operating activities were the results of operations adjusted for the provisions for loan losses and other real estate owned, and proceeds from the sales of mortgages held for sale. Net cash used by investing activities totaled $340.4 million and was the result of investment and loan activity. Net cash used in financing activities totaled $64.3 million, reflecting the reductions in borrowed funds offset by a net increase in deposits from year-end 1994.

During the nine months of 1995, proceeds of $602.8 million from maturities in the investment portfolio, including investment securities available for sale, and an increase in total deposits of $303.8 million contributed to liquidity. Offsetting these sources were increases in total loans of $570.2 million, purchases of investment securities, including investment securities available for sale, totaling $305.5 million and a decrease of $397.8 million in borrowed funds.

Additional liquidity is generated from maturities and principal repayments in the investment portfolio. Scheduled maturities and anticipated principal repayments of the investment portfolio will approximate $175 million throughout the balance of 1995.
In addition, all or part of the investment securities available for sale of $356.3 million could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Liquidity is also available through additional lines of credit and the ability to incur additional debt. At September 30, 1995, there were $40.0 million of short-term lines of credit available at the Parent Corporation for general corporate purposes, with no outstandings. In addition, the banking subsidiaries have established lines of credit with the Federal Reserve Bank, the Federal Home Loan Bank of New York and other correspondent banks which further support and enhance liquidity.


NEW ACCOUNTING PRONOUNCEMENTS

In May 1995, Statement of Financial Accounting  Standards
No.122, Accounting for Mortgage Servicing Rights ("SFAS No.122") was issued. This Statement requires the recognition of mortgage servicing rights as an asset when a mortgage loan is sold or securitized and servicing retained. Also, the Statement requires companies to measure the impairment of the servicing rights based on the difference between the servicing rights and their current value. The Statement is effective for fiscal years beginning after December 15, 1995 to transactions in which the Company sells or securitizes mortgage loans with servicing rights retained. The provisions of this Statement should be applied to the measurement of impairment for all capitalized servicing rights, including servicing rights capitalized prior to the initial adoption of this Statement. The Company does not expect the adoption of SFAS No. 122 to have a material effect on its future financial position or results of operations.

                     PART II.  OTHER INFORMATION
                     ---------------------------

ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

In re Payroll Express Corporation of New York and Payroll
---------------------------------------------------------
Express Corporation, U.S. Bankruptcy Court for the Southern
--------------------
District of New York, Case Nos. 92-B-43149 (CB) and 92-B-43150
(CB), filed June 5, 1992. Reported on Form 10-K for the period ended December 31, 1994 and on Form 10-Q for the periods ended March 31, 1995 and June 30, 1995. The Trustee in Bankruptcy for Payroll Express Corporation has settled his claim against the primary insurance carrier for Payroll (Lloyds) for the policy limits of $1 million and has sought bankruptcy court approval for the settlement. The Trustee has commenced litigation against certain insurance companies which had issued fidelity insurance policies to Payroll.

In the matter of In re Payroll Express Corporation et al - John
                 ----------------------------------------------
S. Pereira, as Chapter 11 Trustee of the Estate of Payroll
----------------------------------------------------------
Express Corporation, pending in the U.S. District Court for the
-------------------
Southern District of New York, the Bank has filed a motion for summary judgment.

The court has stayed the Towers Financial Corporation matter to
                         ----------------------------
allow the Beth Israel matter to proceed first.  The Beth Israel,
          -----------                               ------------
Frederick Goldman, and New York City Transit Authority matters
-----------------      -------------------------------
have been consolidated in the U.S. District Court for the Southern District of New York. The Bank has filed a motion to dismiss each of these complaints for failure to state a claim upon which relief may be granted.

A new matter, Copytone, Inc. suing on behalf of itself and
              --------------------------------------------
others similarly situated v. United Jersey Bank New Jersey et
-------------------------------------------------------------
al. was recently filed in the New York Supreme Court but was
---
removed by the Bank to the U.S. District Court for the Southern District of New York, Civil Action No. 95-3685. This is a purported class action lawsuit which alleges that Copytone, Inc. wire transferred approximately $22,000 to the Payroll Express account, which funds were to be used to cash Copytone's payroll checks, that Payroll Express failed to do so and that the Bank refused to return the funds. Copytone also alleges that another $22,000 in endorsed employee payroll checks and unused funds were deposited into the Payroll Express accounts and that the Bank has refused to return these funds. The legal theories are similar to those asserted in the Beth Israel matter. The Bank
                                  -----------
intends to file a motion to dismiss this matter and, when briefing is completed, a hearing date will be scheduled for it, along with the Beth Israel, Frederick Goldman and New York City
               ------------------------------     -------------
Transit Authority motions.
-----------------

Annette Loatman, on behalf of herself and all others similarly
--------------------------------------------------------------
situated v. United Jersey Bank, U.S. District Court for the
-------------------------------
District of New Jersey, Civil Action 1:95CV05258 (JEI), filed on October 4, 1995. The plaintiff alleges that she is representative of a class of Bank customers who obtained consumer loans (primarily on automobiles and trailers) from the Bank and who either did not obtain required insurance or permitted that insurance to lapse, after which the Bank "force-placed" insurance. The complaint alleges breach of contract and of the implied covenants of good faith and fair dealing, unconscionable commercial practices under the New Jersey Consumer Fraud Act, unjust enrichment, breach of fiduciary duty and violations of the National Bank Act and Depository Institution and Monetary Control Act. The Bank intends to vigorously contest this action and is presently preparing its response.

ITEM 5.  OTHER EVENTS.
----------------------


On September 11, 1995, the Company announced a definitive merger agreement to merge in a stock-for-stock exchange with Summit Bancorporation (Summit). Summit has $5.5 billion in assets with 90 branches in northern and central New Jersey. The merger is expected to be completed in the first quarter of 1996. For a description of the merger, see the company's current report on Form 8-K dated September 10, 1995.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
--------------------------------------------

(a) Exhibits


    (11) UJB Financial Corp. computation of net income per common share for nine months and three months ended September 30, 1995 and 1994.

    (27)     UJB Financial Corp. financial data schedule - September 30, 1995.

    (99)A UJB Financial Corp. consolidated balance sheets as of September 30, 1995, December 31, 1994 and September 30, 1994.

    (99)B UJB Financial Corp. consolidated statements of income for the nine months and three months ended September 30, 1995 and 1994.

    (99)C UJB Financial Corp. consolidated statements of cash flows for the nine months ended September 30, 1995 and 1994.

    (99)D UJB Financial Corp. consolidated statements of shareholders' equity as of Septemeber 30, 1995 and 1994.

    (99)E UJB Financial Corp. consolidated average balance sheets with resultant interest and rates for the nine months ended September 30, 1995 and 1994.

    (99)F UJB Financial Corp. consolidated reconciliations of allowance for loan losses for the nine months ended September 30, 1995 and 1994.

(b) Reports on form 8-K
    -------------------

    In a current report on Form 8-K dated August 1, 1995, the Company under Item 5 Other Information reported an agreement and plan of merger providing for the merger of The Flemington National Bank and Trust Company, a national banking association, into United Jersey Bank, a New Jersey banking corporation wholly owned by the Company.

    In a current report on Form 8-K dated September 10, 1995, the Company under Item 5 Other Information reported that the Company and The Summit Bancorporation (Summit) entered into an Agreement and Plan of Merger (the Agreement) providing for among other things (i) the merger of Summit into the Company;
    (ii) the exchange of each outstanding share of Common Stock of Summit for 0.90 shares of Common Stock of the Company, with cash being paid in lieu of issuing fractional shares of Common Stock of the Company; and (iii) the exchange of each outstanding share of the $25 stated value of Adjustable Rate Cumulative Preferred Stock of Summit for one share of a newly created class of Preferred Stock of the surviving corporation in the Merger designated $25 stated value Adjustable Rate Cumulative Preferred Stock, Series C: all upon satisfaction of terms and conditions set forth in the Agreement , including the receipt of approval from the shareholders of both the Company and Summit and the Board of Governors of the Federal Reserve System.

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



                                     UJB FINANCIAL CORP.
                               ---------------------------
                                        Registrant



DATE  November 14, 199     BY:  /s/  WILLIAM J. HEALY
                               -----------------------------
                                     William J. Healy
                            Executive Vice President and Comptroller
                                  (Chief Accounting Officer)

                           EXHIBIT INDEX
                          --------------


  Exhibit No.
  -----------

    (11) UJB Financial Corp. computation of net income per common share for nine months and three months ended September 30, 1995 and 1994.

    (27)     UJB Financial Corp. financial data schedule - September 30, 1995.

    (99)A UJB Financial Corp. consolidated balance sheets as of September 30, 1995, December 31, 1994 and September 30, 1994.

    (99)B UJB Financial Corp. consolidated statements of income for the nine months and three months ended September 30, 1995 and 1994.

    (99)C UJB Financial Corp. consolidated statements of cash flows for the nine months ended September 30, 1995 and 1994.

    (99)D UJB Financial Corp. consolidated statements of shareholders' equity as of Septemeber 30, 1995 and 1994.

    (99)E UJB Financial Corp. consolidated average balance sheets with resultant interest and rates for the nine months ended September 30, 1995 and 1994.

    (99)F UJB Financial Corp. consolidated reconciliations of allowance for loan losses for the nine months ended September 30, 1995 and 1994.