Form 10-K
period 1995-12-31
SUMMIT BANCORP     /NJ/
filed 1996-04-01
CIK 101320

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
FOR THE TRANSITION PERIOD FROM                     TO

                         COMMISSION FILE NUMBER 1-6451
                            ------------------------

                                SUMMIT BANCORP.
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

             Adjustable-Rate Cumulative Preferred Stock -- Series C

                                (Title of Class)
                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes  X                      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
                            ------------------------

  AS OF MARCH 1, 1996, THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY
              NON-AFFILIATES OF THE REGISTRANT WAS $3,298,150,000.
                            ------------------------

       AS OF MARCH 1, 1996, THERE WERE 93,359,342 SHARES OF COMMON STOCK,
                          $1.20 PAR VALUE OUTSTANDING.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE
Summit Bancorp 1995 Annual Report to Shareholders (portion)     (Parts I, II and
                                      IV).
Proxy Statement dated April 12, 1996 (portion)                (Parts I and III).

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 SUMMIT BANCORP

                               INDEX TO FORM 10-K

             PART I                                                                       PAGE
Item  1.     Business
             a) General development of business.......................................      3
             b) Financial information about industry segments.........................      4
             c) Narrative description of business.....................................      4
             d) Financial information about foreign and domestic operations
                     and export sales.................................................     13
             e) Statistical information...............................................     13
             1) Combined consolidated (including The Summit Bancorporation)...........     13
             2) Consolidated (UJB Financial Corp. only)...............................     19
Item  2.     Properties...............................................................     28
Item  3.     Legal Proceedings........................................................     29
Item  4.     Submission of Matters to a Vote of Security Holders......................     33
             Executive Officers of the Registrant.....................................     34
             PART II
Item  5.     Market for Registrant's Common Equity and Related Stockholder Matters....     35
Item  6.     Selected Financial Data..................................................     35
             a) Combined consolidated (including The Summit Bancorporation)...........     35
             b) Consolidated (UJB Financial Corp. only)...............................     35
Item  7.     Management's Discussion and Analysis of Financial Condition and Results
             of Operations............................................................     35
             a) Combined consolidated (including The Summit Bancorporation)...........     35
             b) Consolidated (UJB Financial Corp. only)...............................     36
Item  8.     Financial Statements and Supplementary Data..............................     40
             a) Combined consolidated (including The Summit Bancorporation)...........     40
             b) Consolidated (UJB Financial Corp. only)...............................     40
Item  9.     Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure...............................................................     41
             PART III
Item 10.     Directors and Executive Officers of the Registrant.......................     42
Item 11.     Executive Compensation...................................................     42
Item 12.     Security Ownership of Certain Beneficial Owners and Management...........     42
Item 13.     Certain Relationships and Related Transactions...........................     42
             PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........     43
             Signatures...............................................................     50

                                     PART I

ITEM 1. BUSINESS.

  (a) GENERAL DEVELOPMENT OF BUSINESS.

     UJB Financial Corp. ("UJB") changed its name to Summit Bancorp. ("Summit" or the "company") simultaneously with the acquisition of The Summit Bancorporation on March 1, 1996.

     Summit, the registrant, commenced operations on October 1, 1970 as a New Jersey corporation and as a bank holding company registered under the Bank Holding Company Act of 1956. The company owns three banks (bank subsidiaries) and eleven active non-bank subsidiaries. At December 31, 1995 the company had total consolidated assets of $21,536,935,000 which ranked it as the second largest New Jersey based bank holding company. The bank subsidiaries engage in a general banking business. United Jersey Bank is Summit's largest bank subsidiary, accounting for approximately 61% of Summit's total consolidated assets at December 31, 1995. The non-bank subsidiaries engage primarily in securities brokerage, insurance brokerage, venture capital investment, commercial finance lending, lease financing, asset-based lending production, letter of credit issuance, data processing, and reinsuring credit life and disability insurance policies related to consumer loans made by the bank subsidiaries.

     Summit has its corporate office at 301 Carnegie Center, P.O. Box 2066, Princeton, New Jersey 08543-2066.

     On March 1, 1996, UJB acquired The Summit Bancorporation in an exchange of .90 shares of Summit common stock for each share of The Summit Bancorporation common stock. There were 34,078,905 shares of Summit common stock issued for 37,865,450 shares of The Summit Bancorporation common stock. The combined consolidated financial information contained herein and in the 1995 Annual Report to Shareholders, incorporated herein by reference as Exhibit 13 gives retroactive effect to the merger of The Summit Bancorporation with UJB. This transaction has been accounted for on a pooling-of-interests basis, and such financial information has been presented as if the merger had been consummated for all periods presented. This combined consolidated financial information is presented as supplemental information to the historical consolidated financial information contained in the 1995 Annual Report to Shareholders, incorporated herein by reference as Exhibit 13, and in Item 1(e)(2) Statistical
Information -- Consolidated (UJB Financial Corp. only) on pages 20 through 30 of this report.

     In August 1995, Summit (under its predecessor name UJB Financial Corp.) signed a definitive merger agreement to acquire Flemington National Bank and Trust Company ("Flemington"). The transaction was consummated on February 23, 1996 in an exchange of 1.3816 shares of Summit common stock for each share of Flemington common stock. There were 1,324,000 shares of Summit common stock issued for 958,476 shares of Flemington common stock. At December 31, 1995, Flemington had total assets of $285,875,000.

     In July 1995, The Summit Bancorporation signed a definitive merger agreement with Garden State Bancshares, Inc. ("Garden State"). This transaction was consummated on January 16, 1996, in an exchange of 1.08 shares of The Summit Bancorporation common stock for each share of Garden State common stock. There were 3,365,834 shares of The Summit Bancorporation common stock issued for 3,116,513 shares of Garden State common stock. At December 31, 1995, Garden State had total assets of $311,796,000.

     As the Garden State and Flemington acquisitions were considered immaterial to Summit, these transactions will be recorded as adjustments to beginning shareholders' equity at January 1, 1996, and the Combined Consolidated Financial Statements for the years ended December 31, 1995 and prior periods have not been restated.

     On July 11, 1995, the company completed the acquisition of Bancorp New Jersey, Inc. which was accounted for under the purchase method. Bancorp New Jersey, Inc. had total assets of $504,528,000.

     The following table lists each bank subsidiary, the location of its principal office, the number of its banking offices and, in thousands of dollars, its total assets and deposits as of December 31, 1995. All the banks are state banks, however only United Jersey Bank is a member of the Federal Reserve System.

                                           LOCATION        NO. OF
                                         OF PRINCIPAL      BANKING        TOTAL           TOTAL
                                            OFFICE         OFFICES      ASSETS(1)      DEPOSITS(1)
                                        ---------------    -------     ------------    ------------
United Jersey Bank(2).................  Hackensack, NJ       198       $ 13,105,865    $ 11,147,769
Summit Bank(3)........................  Summit, NJ            89          5,615,462       4,696,045
First Valley Bank.....................  Bethlehem, PA         67          2,681,322       2,101,391

- ---------------
(1) Not adjusted to exclude interbank deposits or other transactions among the subsidiaries.
(2) Excludes Flemington which will be merged effective 1/1/96.
(3) Excludes Garden State which will be merged effective 1/1/96.

  (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     Summit is engaged in the business of managing or controlling banks and such other businesses related to banking as may be authorized under the Bank Holding Company Act of 1956, as amended. The registrant is also engaged in furnishing services to, or performing services for its present operating subsidiaries.

     The major line of business is banking. Summit owns and operates three bank subsidiaries.

     Summit also owns and operates eleven active non-bank subsidiaries -- two stock brokerage firms, one insurance agency, a venture capital company, a commercial finance company, a leasing company, two credit life reinsurance companies, a data processing company, a company engaged in the production of asset-based loans and a company engaged in issuing letters of credit. Total revenues (excluding intercompany revenues) for the non-bank subsidiaries as a group during the last three years did not account for 10% or more of consolidated revenues of Summit and subsidiaries.

  (c)(1) NARRATIVE DESCRIPTION OF BUSINESS.

Bank Subsidiaries

     United Jersey Bank was organized in 1899 and is the company's largest bank subsidiary. The bank had total assets of $13,105,865,000 at December 31, 1995. Based on the latest available data, it ranked as the third largest New Jersey based commercial bank. United Jersey Bank operates 46 offices to serve most of the 70 communities in Bergen County, the second most populous county in New Jersey. It also operates 152 other banking offices throughout New Jersey. Summit Bank was organized in 1891. At December 31, 1995 the bank had total assets of $5,615,462,000. Based on the latest available data it ranked as the fifth largest New Jersey based commercial bank. Summit Bank operates 89 offices in 11 counties in Northern and Central New Jersey. First Valley Bank was organized in 1968 and is the company's Pennsylvania bank subsidiary. The bank had total assets of $2,681,322,000 at December 31, 1995. First Valley Bank operates 67 offices in 13 counties in northeast Pennsylvania.

     The company's bank subsidiaries are engaged in a general banking business. Their major lines of business include commercial, retail and mortgage banking, investment management and private banking. These lines of business offer a wide range of financial services to individuals, businesses, not-for-profit organizations, government entities and other financial institutions.

Non-Bank Subsidiaries

     The company, through its wholly-owned subsidiary, UJB Credit Corporation, owns and operates Gibraltar Corporation of America. The company directly owns and operates UJB Discount Brokerage Co. (formerly known as UJB Investor Services Co.), United Jersey Credit Life Insurance Company and United Jersey Venture Capital, Inc. The company indirectly owns Beechwood Insurance Agency, Inc., United Jersey

Leasing Corporation, Lehigh Securities Corporation, First Valley Life Insurance Company, UJB Financial Service Corporation, UJB Commercial Corp. and UJB Trade Finance (HK), Limited.

     Gibraltar Corporation of America is a commercial finance company operating in the New York and New Jersey metropolitan areas, which specializes in making loans secured by accounts receivable, inventory, and equipment, as well as financing sales and leases of equipment. UJB Discount Brokerage Co. and Lehigh Securities Corporation are engaged in the stock brokerage business and Lehigh Securities Corporation is additionally engaged in the underwriting of municipal bonds. Beechwood Insurance Agency Corporation is a New Jersey licensed insurance producer selling health, life, property and casualty insurance. United Jersey Credit Life Insurance Company and First Valley Life Insurance Company reinsure credit life and disability insurance policies related to the bank subsidiaries' consumer loans. United Jersey Venture Capital, Inc. makes venture capital investments. United Jersey Leasing Corporation was established for the purpose of making equipment leases. UJB Financial Service Corporation provides data processing services to banking subsidiaries. UJB Commercial Corp. operates an office in Connecticut for the production of asset-collateralized loans to be made by the bank subsidiaries. UJB Trade Finance (HK), Limited, operating under a Hong Kong charter, issues documentary letters of credit to Asian suppliers on behalf of U.S. importers.

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

BANK HOLDING COMPANY REGULATION

     Summit is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As a bank holding company, Summit is supervised by the Board of Governors of the Federal Reserve System (the "FRB") and is required to file reports with the FRB and provide such additional information as the FRB may require. Summit is also regulated by the New Jersey and Pennsylvania Departments of Banking.

     The Holding Company Act prohibits Summit, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking "as to be a proper incident thereto" if the FRB determines that such acquisitions will be, on balance, beneficial to the public. The Holding Company Act requires prior approval by the FRB of the acquisition by Summit of more than five percent of the voting stock of any additional bank. Acquisitions in any state are permitted after September 29, 1995. See "Interstate Banking" below. Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. All of Summit's subsidiary banks are currently rated "satisfactory" or better under the Community Reinvestment Act.

     In addition, Summit is subject to various requirements under both New Jersey and Pennsylvania laws concerning future acquisitions. Such laws require the prior approval of the relevant Department of Banking to acquire any bank chartered by that State. Statewide branching is permitted in New Jersey and Pennsylvania. Branch approvals are subject to statutory standards relating to safety and soundness, competition, and public convenience. The Holding Company Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

     The policy of the FRB provides that Summit is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support such subsidiary banks in circumstances in which it might not do so absent such policy. In addition, any capital loans by Summit to any subsidiary bank would be subordinate in right of payment to deposits and certain other indebtedness of such subsidiary bank.

     Summit is required by the Holding Company Act to file annual reports of its operations with the FRB and is subject to examination by the FRB. Under Section 106 of the 1970 amendments to the Holding Company Act and the regulations of the FRB, bank holding companies and their subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services. Regulations of the FRB under the Federal Reserve Act require that reserves be maintained by a Summit bank subsidiary to the extent that the proceeds of any Summit promissory note, acknowledgement of advance, due bill or similar obligation, with a maturity of less than four years, are used to supply or to maintain the availability of funds (other than capital) to the bank subsidiary, except any such obligation that, had it been issued directly by the bank subsidiary, would not constitute a deposit. They also place limits upon the amount of Summit's equity securities which may be repurchased or redeemed by Summit.

     Bank regulatory authorities in the United States have issued risk-based capital standards by which all bank holding companies and banks are evaluated in terms of capital adequacy. These guidelines relate a company's capital to the risk profile of its assets. The standards require all banks to have Tier I capital of at least 4 percent of risk adjusted assets, total capital, including Tier I capital, of at least 8 percent of risk-adjusted assets and a minimum leverage ratio of 4 percent for institutions that have a regulatory rating of two or better. Failure to meet minimum capital requirements can initiate certain actions by regulators that could have a direct effect on the operations and financial statements. Tier I capital includes shareholders' equity less certain intangibles and unrealized gains and losses on securities available for sale, net of tax. Total capital is comprised of Tier I capital, qualifying debt instruments, and a portion of the allowance for loan losses. Tier I leverage ratio measures the ratio of Tier I capital to quarterly average assets less certain intangibles. As of December 31, 1995, Summit's Tier I capital was 10.75%, total risk-based capital was 13.46%, and the leverage ratio was 7.97%.

INTERSTATE BANKING AND REGULATORY RELIEF LEGISLATION IN 1994

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, enacted September 29, 1994, permits full nationwide interstate banking (e.g., bank holding company ("BHC") acquisition of bank subsidiaries anywhere in the U.S.), with interstate branching by merger to be permitted after June 1, 1997. Importantly, states retain the right to opt-out of interstate branching and to require that out-of-state BHCs and banks comply with state rules governing entry.

     A brief summary of the Act's major provisions follows:

          (A) INTERSTATE BANKING. Adequately capitalized and adequately managed BHCs are permitted to acquire banks in any state. States cannot opt-out of this provision. State laws may prohibit the purchase of banks 5 years of age or less. Concentration limits are imposed (10% of bank and thrift deposits nationwide/30% in the state; the state supervisor may waive this 30% limit). States retain existing authority to impose nondiscriminatory deposit caps. Those banks with over 30% of statewide deposits may be sold to out-of-state BHCs without being subject to the 30% rule where the BHC has no presence in the host state (some limited exceptions may apply).

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

          (C) INTERSTATE BRANCHING.

             (1) Branching Through Bank Mergers. After June 1, 1997, the appropriate Federal regulator may approve the merger of adequately capitalized banks across state lines, so long as the resulting institution is adequately capitalized and adequately managed. This will allow BHCs, after that date, to convert their subsidiary banks in different states into branches of the same bank; banks in different states, whether within holding companies or independent, will likewise be permitted to directly merge. Bank mergers would have to conform with state laws which impose age restrictions of up to 5 years on acquisitions of new banks. States may opt-out of interstate branching from September 29, 1994 until June 1, 1997. Doing so will preclude the merger of banks in that state with banks located in other states; banks located in states which opt-out would not be permitted to have interstate branches. States may permit interstate branching earlier than June 1, 1997, where both states involved with the bank merger expressly permit it by statute. Pennsylvania has passed such a law; New Jersey has not yet done so. Where the bank/BHC would be effectively moving into a new state as a result of the merger, regulators must consider Community Reinvestment Act compliance of all bank affiliates before approving the merger application. The 10% nationwide/30% state by state deposit concentration limits discussed above also apply to bank mergers; states retain current authority to impose deposit caps. Host state banks with over 30% of statewide deposits may be merged with out-of-state banks without being subject to the 30% rule where the out-of-state bank has no presence in the host state (some limited exceptions may apply).

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

          (F) OTHER. For financial institutions that maintain one or more branches outside the home state, the appropriate Federal banking agency must prepare a written evaluation of the entire institution's Community Reinvestment Act performance and a separate evaluation of the institution's performance for each state and metropolitan statistical area, and for the nonmetropolitan portion of the state. The Act prohibits the use of interstate branches primarily for the purpose of deposit production, and requires that the interstate bank's level of lending in the host state relative to deposits from the host state (using available information) be greater than half the average of all banks with home offices in that state. The appropriate Federal regulator may require closure of a branch which fails this test. In the case of an interstate bank that proposes to close any branch in a low- or moderate-income area, the branch closure notices must contain the mailing address of the bank's Federal regulator, and a statement that comments regarding the closure may be mailed to that regulator. If a person from the area in which the branch is located submits a written request and includes a statement of specific reasons, and the request is not frivolous, the agency must consult with community leaders and convene a meeting with such leaders and depository institutions to explore the feasibility of obtaining adequate alternative facilities and services. The legislation specifically states that this process shall not affect the authority of the bank to close the branch, or the timing of the closing.

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

     FDICIA provides that the FDIC insurance assessments are to move from flat-rate premiums to a new system of risk-based premium assessments. The risk-based insurance assessment evaluates an institution's potential for causing a loss to the insurance fund and bases deposit insurance premiums upon individual bank profiles. The majority of the company's FDIC insured deposits are covered under the Bank Insurance Fund ("BIF"). After BIF reached its "designated rescue ratio" in 1995, the FDIC greatly reduced (and, in the case of the most highly rated and well-capitalized banks, eventually eliminated) assessments applicable to BIF-insured deposits commencing January 1, 1996. As a result of deposits acquired through the acquisition of thrift institutions over the last several years, the company has approximately $2.1 billion of deposits that are insured under the Savings Association Insurance Fund ("SAIF"). Several proposals are being discussed by Congress and banking regulators regarding the recapitalization of the SAIF to bring its funding level up to that of the BIF. Current discussions are considering a one-time assessment on all SAIF deposits based upon such insured deposits. Until legislation is finalized by Congress and signed into law, the company cannot determine the amount of the assessment. At that time an accrual will be established. Currently the annual assessment rates for the company's bank subsidiaries are 23 cents per $100 of deposits insured by SAIF and less than one cent per $100 of deposits insured by BIF.

     FDICIA also contains the Truth in Savings Act, which requires certain disclosures to be made in connection with deposit accounts offered to consumers. The FRB has adopted regulations implementing the provisions of the Truth in Savings Act.

     In addition, significant provisions of FDICIA required federal banking regulators to draft standards in a number of other areas to assure bank safety and soundness, including internal controls, information systems and internal audit systems, credit underwriting, asset growth, compensation, loan documentation and interest rate exposure. The bank regulators have issued substantially similar regulations that impose on banks which fail to meet the safety and soundness standards of FDICIA substantially the same requirements respecting the formulation and implementation of a corrective plan of action as apply in the case of banks failing to meet the capital adequacy standards. FDICIA requires the regulators to establish standards regarding asset quality and earnings. The legislation also contains provisions which tighten independent auditing requirements, restrict the activities and investments of state-chartered banks to those permitted for national banks, amend various consumer banking laws, limit the ability of "undercapitalized" banks to borrow from the FRB discount window, and require federal banking regulators to perform annual on-site bank examinations and set standards for real estate lending. FDICIA significantly increased costs for the banking industry due to higher FDIC assessments, additional layers of reporting and compliance requirements and more limitations on the activities of all but the most well capitalized banks.

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

REGULATION OF SUBSIDIARIES

     Various laws and the regulations thereunder applicable to the company and its bank subsidiaries impose restrictions and requirements in many areas, including capital requirements, the maintenance of reserves, establishment of new offices, the making of loans and investments, consumer protection, employment practices and other matters. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, on the extent to which a bank subsidiary may finance or otherwise supply funds to Summit or its non-bank subsidiaries. Under federal law, no bank subsidiary may, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent or non-bank subsidiaries of its parent or take their securities as collateral for loans to any borrower. Each bank subsidiary is also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions. Further, a subsidiary bank may only engage in most transactions with other subsidiaries if terms and conditions are at least as favorable to the bank as those prevailing for transactions with unaffiliated companies. Summit and its banking and other subsidiaries are also subject to certain restrictions with respect to engaging in the business of issuing, underwriting, public sale, flotation or distribution of securities.

     The three state-chartered subsidiary banks are subject to the supervision of, and to regular examination by, the New Jersey Departments of Insurance and Banking, in the case of United Jersey Bank, the New Jersey Department of Banking, in the case of Summit Bank, and the Pennsylvania Department of Banking, in the case of First Valley Bank. In addition, the subsidiary banks are subject to examination by the FDIC, and by the U.S Department of Education with respect to student loan activity. United Jersey Bank is also subject to examination by the FRB. The Municipal Bond Department of United Jersey Bank, as a registered municipal securities dealer, is subject to the supervision of the Municipal Securities Rulemaking Board.

     None of the stocks of the subsidiary banks or other subsidiaries owned or controlled by Summit carry statutory double liability. However, Article XIV,
Section 11 of the Constitution of the State of Arizona provides that the stock of Summit's credit life insurance subsidiaries may be subject to assessment to restore impaired capital under certain circumstances as and to the extent provided therein. There is no such provision in New Jersey or Pennsylvania law governing Summit's state-chartered banks.

     Certain statutory restrictions may affect the declaration and payment of dividends by the subsidiary banks to Summit. For additional information see Note 14 on page 42 of the 1995 Annual Report incorporated herein by reference as
Exhibit 13.

     Summit and its non-bank subsidiaries are subject to examination by the New Jersey and Pennsylvania state bank regulatory agencies and the FRB and FDIC at their discretion. As mortgagees approved by the Department of Housing and Urban Development and seller-servicers of mortgages approved by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the New Jersey Housing and Mortgage Finance Agency, Summit Bank and United Jersey Bank are subject to regulation or supervision by these government agencies. First Valley Bank is a participant in the mortgage program conducted by the Pennsylvania Housing Finance Agency and is subject to the supervision of that agency. UJB Discount Brokerage Co. and Lehigh Securities Corporation are subject to regulation and examination by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and the New Jersey Bureau of Securities. UJB Discount Brokerage Co. is also subject to regulation and examination by the New York Bureau of Investor Protection and Securities and the Florida Department of Banking and Finance. Lehigh Securities Corporation is also subject to regulation and examination by the Pennsylvania Securities Commission and, as a registered municipal securities dealer, is subject to the supervision of the Municipal Securities Rulemaking Board. United Jersey Credit Life Insurance Company and First Valley Life Insurance Company are subject to regulation and examination by the Department of Insurance of the State of Arizona. Beechwood Insurance Agency, Inc. is subject to the jurisdiction of, and to regular examination by, the New Jersey Department of Insurance. UJB Commercial Corp. is subject to the jurisdiction of the Connecticut Department of Banking.

     Summit and its subsidiaries are also subject to various reporting requirements of Federal and state securities laws, and regulations of the Securities and Exchange Commission and the New York Stock Exchange.

     From time to time, various bills are introduced in the United States Congress and the New Jersey or Pennsylvania Legislature which could result in additional regulation of the business of Summit and its subsidiaries, or further increase competition or expense. There is pending, but not yet passed, federal legislation which would require commercial banks to share on a pro rata basis with thrift institutions some or all of the interest payment obligations on the bonds issued by the Financing Corp. in connection with the "bailout" of the savings and loan industry in the late 1980s and early 1990s.

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

Monetary Policy and Economic Conditions

     The earnings and business of Summit and its subsidiaries are affected by the policies of regulatory authorities, including the FRB. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of the changing conditions in the national and international economy and in the money markets, as a result of actions by monetary and fiscal authorities, interest rates, credit availability and deposit levels may change due to circumstances beyond the control of Summit or its subsidiaries.

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

     A purchasing power gain or loss from holding net monetary assets during the year represents the effect of general inflation on monetary assets and liabilities. Almost all of the assets and liabilities of Summit are considered monetary because they are fixed in terms of dollars and, therefore, are not materially affected by inflation.

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

  (c)(1)(iv) IMPORTANCE OF PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS HELD.

     Patents and licenses, as such, are not of importance to Summit or its subsidiaries, but operating charters (similar to licenses) -- approved banking location authorizations granted by the New Jersey and Pennsylvania Departments of Banking for state-chartered bank subsidiaries -- are vital to the operation and expansion of the bank subsidiaries. Such charters are perpetual unless revoked by the granting authorities. Various licenses and approvals to do business are also required by the other regulatory agencies referred to under Supervision and Regulation above. Most of these licenses and approvals require periodic renewal.

     Summit has several registered service marks, none of which is considered material to its business. The duration of each registration is perpetual so long as the registrant continues to use the mark.

  (c)(1)(v) SEASONALITY OF BUSINESS.

     Not applicable.

  (c)(1)(vi) WORKING CAPITAL REQUIREMENTS RELATED TO INVENTORY.

     Not applicable.

  (c)(1)(vii) CONCENTRATION OF CUSTOMERS.

     The business of the registrant and its subsidiaries is not dependent on a single customer, nor on a small group of customers.

  (c)(1)(viii) BACKLOG OF ORDERS.

     Not applicable.

  (c)(1)(ix) GOVERNMENT CONTRACTS.

     No material portion of the business of Summit and its subsidiaries is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

  (c)(1)(x) COMPETITION.

     Each bank subsidiary faces strong competition for local business in the communities it serves from other banking institutions as well as from other financial institutions. United Jersey Bank, Summit Bank and First Valley Bank compete in the national market with other major banking and financial institutions in the New York and Philadelphia areas, many of which are substantially larger and may have greater financial resources. A number of these institutions offer their services throughout New Jersey and Pennsylvania through bank and non-bank subsidiaries, loan production offices and solicitations through broadcast and print media and direct mail. For international business, United Jersey Bank competes not only with a substantial number of United States banks having foreign departments, but also with agencies and branches of foreign banks located in the United States and with other major banks throughout the world. The effect of liberalized branching and acquisition laws has been to lower barriers to entry into the banking business and to increase competition for banking business, as well as to increase both competition for and opportunities to acquire other financial institutions. Nationwide interstate banking will accelerate these trends.

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

     Each of Summit's non-bank subsidiaries competes with a very large number of competitors, many of which are substantially larger and have greater financial resources.

     Competition for banking and permitted non-bank services is based on price, nature of product, quality of service, and in the case of retail activities, convenience of location.

  (c)(1)(xi) RESEARCH AND DEVELOPMENT.

     Summit and its subsidiaries conduct research activities, from time to time, relating to the development of new services. Expenditures for these activities are not considered material to the financial condition of Summit and its subsidiaries. Research expenditures during 1995 were charged directly to expense as incurred.

  (c)(1)(xii) COST OF COMPLIANCE WITH ENVIRONMENTAL REGULATIONS.

     It is not expected that compliance with Federal, state and local provisions relating to the protection of the environment will have any material effect on Summit or its subsidiaries.

  (c)(1)(xiii) NUMBER OF PERSONS EMPLOYED.

     At December 31, 1995, there were 7,547 persons, on a full-time equivalent basis, employed by Summit and its subsidiaries.

  (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

     United Jersey Bank operates an International Banking Department principally for the benefit of its domestic customers and, in January 1974, opened its first offshore banking facility on the island of Grand Cayman in the British West Indies. UJB Trade Finance (HK), Limited, operating under a Hong Kong charter, issues documentary letters of credit to Asian suppliers on behalf of U.S. importers. Business at these offshore facilities constituted less than one-half of one percent of the total assets and income of United Jersey Bank in 1995.

  (e)(1) STATISTICAL INFORMATION -- COMBINED CONSOLIDATED (INCLUDING THE SUMMIT BANCORPORATION).

     The following tables set forth, on a combined consolidated basis, certain statistical information concerning Summit and its subsidiaries, including The Summit Bancorporation. The tables should be read in conjunction with the combined consolidated financial statements contained in the 1995 Annual Report to Shareholders, included herein as Exhibit 13. Average data have been derived from daily balances except in the case of certain smaller subsidiaries where month-end balances were used.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and
  Interest Differential (including The Summit Bancorporation)

     For information on average balances, interest and average rates earned and paid see "Combined Consolidated Comparative Average Balance Sheets With Resultant Interest and Rates" on pages 30 and 31 in the 1995 Annual Report to Shareholders, included herein as Exhibit 13, which pages are incorporated herein by reference.

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

     For information on the effective interest differential of volume and rate changes for the years 1995 and 1994 on a tax-equivalent basis see "Rate/Volume Table" on page 23 in the 1995 Annual Report to Shareholders, included herein as
Exhibit 13, which pages are incorporated herein by reference.

Securities Available for Sale (including The Summit Bancorporation)

     The following table shows the carrying value of securities available for sale at December 31 for each of the following years:

                                                                   DECEMBER 31
                                                 ------------------------------------------------
                                                    1995               1994               1993
                                                 ----------         ----------         ----------
                                                                  (IN THOUSANDS)
Securities available for sale:
  U.S. Government............................    $  182,793         $       --         $       --
  Federal agencies...........................     1,719,466            821,430          1,159,981
  States and political subdivisions..........         2,012                 --                 --
  Other securities...........................       503,794            300,834            823,846
                                                  ---------          ---------          ---------
     Total securities available for sale.....    $2,408,065         $1,122,264         $1,983,827
                                                  =========          =========          =========

     The following table shows the maturity distribution and weighted average yields to maturity on a tax-equivalent basis for securities available for sale, by type and in total, of U.S. Government, Federal agencies, states and political subdivisions and other securities at December 31, 1995. The carrying value represents the market value of securities at December 31, 1995 and are distributed by contractual maturity. However, mortgage-backed securities and other securities which may have prepayment provisions are distributed to a maturity category based on estimated average lives. These principal prepayments are not scheduled over the life of the investment, but are reflected as adjustments to the final maturity distribution. The distribution follows:

                                                                                       WEIGHTED
                                                                        CARRYING       AVERAGE
                                                                          VALUE        YIELD(2)
                                                                       -----------     --------
                                                                        (DOLLARS IN THOUSANDS)
Securities available for sale (by type):
  U.S. Government:
     Within 1 year...................................................  $    69,390        6.46%
     After 1 year but within 5 years.................................      113,403        6.74
                                                                       -----------
          Total......................................................      182,793        6.63
                                                                       -----------
  Federal agencies:
     Within 1 year...................................................       53,648        6.48
     After 1 year but within 5 years.................................    1,226,587        6.32
     After 5 years but within 10 years...............................      272,994        6.67
     After 10 years..................................................      166,237        6.97
                                                                       -----------
          Total......................................................    1,719,466        6.44
                                                                       -----------
  States and political subdivisions:
     After 1 year but within 5 years.................................        1,912        6.38
     After 5 years but within 10 years...............................          100        6.33
                                                                       -----------
          Total......................................................        2,012        6.38
                                                                       -----------
  Other securities(1):
     Within 1 year...................................................       20,967        5.41
     After 1 year but within 5 years.................................      174,507        6.94
     After 5 years but within 10 years...............................      101,105        6.31
     After 10 years..................................................       93,594        6.87
                                                                       -----------
          Total......................................................      390,173        6.68
                                                                       -----------
          Total securities available for sale........................  $ 2,294,444        6.50%
                                                                         =========     =======
Securities available for sale (in total)(1):
     Total within 1 year.............................................  $   144,005        6.31%
     Total after 1 year but within 5 years...........................    1,516,409        6.42
     Total after 5 years but within 10 years.........................      374,199        6.57
     Total after 10 years............................................      259,831        6.93
                                                                       -----------
          Total securities available for sale........................  $ 2,294,444        6.50%
                                                                         =========     =======

- ---------------
(1) Excludes corporate stock with a carrying value of $104,363,000 and Federal Reserve Bank stock with a carrying value of $9,258,000.
(2) Weighted average yields have been computed on a tax-equivalent basis using the statutory Federal income tax rate of 35%.

Securities Held to Maturity (including The Summit Bancorporation)

     The following table shows the carrying value of securities held to maturity at December 31 for each of the past three years:

                                                                       DECEMBER 31,
                                                         -----------------------------------------
                                                            1995           1994           1993
                                                         -----------    -----------    -----------
                                                                       (IN THOUSANDS)
Securities held to maturity:
  U.S. Government......................................  $     4,216    $   234,268    $   186,563
  Federal agencies.....................................    1,256,956      2,188,731      1,789,795
  States and political subdivisions....................      271,621        378,919        371,580
  Other securities.....................................    1,514,287      1,999,069      1,129,520
                                                         -----------    -----------    -----------
          Total securities held to maturity............  $ 3,047,080    $ 4,800,987    $ 3,477,458
                                                           =========      =========      =========

     The following table shows the maturity distribution and weighted average yields to maturity on a tax-equivalent basis for securities held to maturity, by type and in total, of U.S. Government, Federal agencies, states and political subdivisions and other securities at December 31, 1995. The carrying value and market value of securities at December 31, 1995 are distributed by contractual maturity. However, mortgage-backed securities and other securities which may have prepayment provisions are distributed to a maturity category based on estimated average lives. These principal prepayments are not scheduled over the life of the investment, but are reflected as adjustments to the final maturity distribution. The distribution follows:

                                                       CARRYING        MARKET           WEIGHTED
                                                        VALUE          VALUE        AVERAGE YIELD(1)
                                                      ----------     ----------     ----------------
                                                        (DOLLARS IN THOUSANDS)
Securities held to maturity (by type):

  U.S. Government:
     Within 1 year...................................      1,500          1,499           4.29
     After 1 year but within 5 years.................      2,716          2,717           6.00
                                                      ----------     ----------
       Total.........................................      4,216          4,216           5.39
                                                      ----------     ----------
  Federal agencies:
     Within 1 year...................................      5,790          5,820           6.34
     After 1 year but within 5 years.................    625,350        621,319           6.34
     After 5 years but within 10 years...............    316,654        315,477           6.19
     After 10 years..................................    309,162        310,773           6.97
                                                      ----------     ----------
       Total.........................................  1,256,956      1,253,389           6.46
                                                      ----------     ----------
  States and political subdivisions:
     Within 1 year...................................     49,001         49,437           6.78
     After 1 year but within 5 years.................    119,377        125,958           6.43
     After 5 years but within 10 years...............     72,781         78,103           6.49
     After 10 years..................................     30,462         32,752           7.23
                                                      ----------     ----------
       Total.........................................    271,621        286,250           6.60
                                                      ----------     ----------
  Other securities:
     Within 1 year...................................     34,683         34,707           6.07
     After 1 year but within 5 years.................    963,877        954,751           6.15
     After 5 years but within 10 years...............    402,944        396,179           6.00
     After 10 years..................................    112,783        111,334           7.05
                                                      ----------     ----------
       Total.........................................  1,514,287      1,496,971           6.18
                                                      ----------     ----------
       Total securities held to maturity............. $3,047,080     $3,040,826           6.33%
                                                       =========      =========     ============
  Securities held to maturity (in total):
     Total within 1 year.............................     90,974         91,463           6.44%
     Total after 1 year but within 5 years...........  1,711,320      1,704,745           6.24
     Total after 5 years but within 10 years.........    792,379        789,759           6.12
     Total after 10 years............................    452,407        454,859           7.01
                                                      ----------     ----------
       Total securities held to maturity............. $3,047,080     $3,040,826           6.33%
                                                       =========      =========     ============

- ---------------
(1) Weighted average yields have been computed on a tax-equivalent basis using the statutory Federal income tax rate of 35%.

Loan Portfolio (including The Summit Bancorporation)

     The following table shows the classification of consolidated loans (net of unearned discount and before deduction of the allowance for loan losses) by major category at December 31 for each of the past five years:

                                                              DECEMBER 31,
                                  --------------------------------------------------------------------
                                      1995          1994          1993          1992          1991
                                  ------------  ------------  ------------  ------------  ------------
                                                             (IN THOUSANDS)
Commercial and industrial........ $  4,432,111  $  4,251,347  $  3,766,499  $  3,804,708  $  3,941,739
Construction and development.....      569,820       785,595       973,279     1,112,655     1,285,185
Residential mortgage.............    3,296,818     2,803,286     2,148,004     2,097,504     2,332,807
Commercial mortgage..............    2,315,384     2,201,698     2,381,630     2,312,332     1,976,648
Consumer.........................    3,086,325     2,745,837     2,407,431     2,491,633     2,429,207
Lease financing..................      319,116       317,416       204,583       153,221       179,603
                                  ------------  ------------  ------------  ------------  ------------
     Total loans................. $ 14,019,574  $ 13,105,179  $ 11,881,426  $ 11,972,053  $ 12,145,189
                                    ==========    ==========    ==========    ==========    ==========

     Unearned discount on loans and leases at December 31, 1995 and 1994 were $103.4 million and $91.8 million, respectively. At December 31, 1995 commercial mortgage loans and residential mortgage loans represented 16.5% and 23.5% of total loans, respectively. Home equity loans represented 13.6% of the total loan portfolio at year end which are included in consumer loans above. As of December 31, 1995 there are no other concentrations of loans which exceed 10% of total loans.

     The following table shows the approximate maturities of selected loans at December 31, 1995. The loans are segregated between those which are at predetermined interest rates and those at floating or adjustable interest rates. The table includes non-performing loans which are discussed below and on page 17 of this report.

                                                                  OVER ONE       OVER
                                                    ONE YEAR    YEAR THROUGH     FIVE
                                                    OR LESS      FIVE YEARS     YEARS       TOTAL
                                                   ----------   ------------   --------   ----------
                                                                    (IN THOUSANDS)
Loan categories:
  Commercial and industrial....................... $2,401,706    $1,615,800    $414,605   $4,432,111
  Construction and development....................    367,906       165,561      36,353      569,820
                                                   ----------   ------------   --------   ----------
          Total................................... $2,769,612    $1,781,361    $450,958   $5,001,931
                                                    =========    ==========    ========    =========
Amounts of loans based upon:
  Predetermined interest rates.................... $  647,065    $  828,783    $275,244   $1,751,092
  Floating or adjustable interest rates...........  2,122,547       952,578     175,714    3,250,839
                                                   ----------   ------------   --------   ----------
          Total................................... $2,769,612    $1,781,361    $450,958   $5,001,931
                                                    =========    ==========    ========    =========

     The loan portfolio is reviewed regularly to determine whether specific loans should be placed in a non-performing status. Non-performing loans consist of commercial non-accrual and renegotiated loans. Non-accrual loans include loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collectibility. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest collections on non-accrual loans are generally credited to interest income when received. However, if ultimate collectibility of principal is in doubt, interest collections are applied as principal reductions. After principal and interest payments are brought current and future collectibility is reasonably assured, loans are returned to accrual status. Renegotiated loans are loans whose contractual interest rates have been reduced to below market rates or other significant concessions made due to a borrower's financial difficulties. Interest income on renegotiated loans is generally credited to interest income as received. Non-performing loans do not include past due consumer and residential mortgage loans 90 days or more as to principal or interest, but which are well collateralized and in the process of collection.

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

                                                1995       1994       1993       1992       1991
                                              ---------  ---------  ---------  ---------  ---------
                                                                 (IN THOUSANDS)
Non-accruing loans........................... $ 188,289  $ 197,285  $ 312,605  $ 423,748  $ 543,761
Renegotiated loans...........................       199      2,920      6,778     34,710     41,682
Loans contractually past due 90 days or
  more(1)....................................    47,786     39,645     58,852     76,766    104,627
Impact on interest income:
  Interest income that would have been
     recorded on non-accruing and
     renegotiated loans outstanding at
     December 31 in accordance with their
     original terms..........................    19,724     19,702     28,225     37,524     58,753
  Interest income actually received and
     recorded on non-accruing and
     renegotiated loans outstanding at
     December 31.............................     2,833      2,642      5,332      4,897     11,453

- ---------------
(1) Primarily all consumer loans and residential mortgage which are well collateralized and in the process of collection.

     Potential problem loans are those which management believes conditions indicate that the collection of principal and interest may be doubtful in accordance with the original contract terms. They are not included in non-performing loans as these loans are still performing. Potential problem loans were $18,708,000 and $34,614,000 at December 31, 1995 and 1994
respectively. Potential problem loans at December 31, 1995 comprised commercial and industrial loans of $13,132,000, construction and development loans of $5,385,000, and real estate related loans of $191,000. Such risk associated with these loans have been factored into the company's allowance for loan losses.

Summary of Loan Loss Experience (including The Summit Bancorporation)

     The relationship for the past five years among loans, loans charged off and loan recoveries, the provision for loan losses and the allowance for loan losses is shown below:

                                                        YEAR ENDED DECEMBER 31
                                  -------------------------------------------------------------------
                                     1995          1994          1993          1992          1991
                                  -----------   -----------   -----------   -----------   -----------
                                                            (IN THOUSANDS)
Loans:
  Average for the period........  $13,416,526   $12,387,584   $11,889,465   $12,043,874   $12,174,150
                                   ==========    ==========    ==========    ==========    ==========
Allowance for loan losses:
  Balance, beginning of
     period.....................  $   305,330   $   339,028   $   374,639   $   388,846   $   359,258
  Purchase adjustment, net......        6,131         2,088            --            --            --
  Adjustment for pooling of
     companies with different
     fiscal year ends...........           --          (178)           --            --            --
  Provision charged to operating
     expenses...................       71,850        91,995       112,885       165,553       192,417
  Loans charged off:
     Commercial and
       industrial...............       45,293        37,229        75,966        84,910        81,480
     Construction and
       development..............       35,451        39,209        38,354        74,260        51,077
     Residential mortgage.......        6,016         4,440         3,829         3,794         8,321
     Commercial mortgage........       25,741        21,731        18,590        13,490        15,604
     Consumer...................       13,871        10,300        29,760        20,810        23,748
                                  -----------   -----------   -----------   -----------   -----------
          Total loans charged
            off.................      126,372       112,909       166,499       197,264       180,230
                                  -----------   -----------   -----------   -----------   -----------

                                                        YEAR ENDED DECEMBER 31
                                  -------------------------------------------------------------------
                                     1995          1994          1993          1992          1991
                                  -----------   -----------   -----------   -----------   -----------
                                                            (IN THOUSANDS)
  Recoveries:
     Commercial and
       industrial...............       14,684        13,921        10,856         9,489         6,926
     Construction and
       development..............        2,072         1,320         1,657         1,662         1,967
     Residential mortgage.......          667           594           315           181           537
     Commercial mortgage........        1,920         2,838           724           876         1,876
     Consumer...................        2,752         3,585         4,451         5,296         6,095
                                  -----------   -----------   -----------   -----------   -----------
          Total recoveries......       22,095        22,258        18,003        17,504        17,401
                                  -----------   -----------   -----------   -----------   -----------
  Net loans charged off.........      104,277        90,651       148,496       179,760       162,829
  Write downs on transfer to
     assets held for accelerated
     disposition................           --        36,952            --            --            --
                                  -----------   -----------   -----------   -----------   -----------
  Balance, end of period........  $   279,034   $   305,330   $   339,028   $   374,639   $   388,846
                                   ==========    ==========    ==========    ==========    ==========
Ratio of:
  Net charge offs to average
     loans outstanding..........         0.78%         0.73%         1.25%         1.49%         1.34%
  Allowance to year-end loans...         1.99%         2.33%         2.85%         3.13%         3.20%

     For additional information, see Financial Review on pages 19 through 29 of the 1995 Annual Report to Shareholders incorporated herein by reference as
Exhibit 13.

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

     Specific allocations as well as a need for general reserves are identified by loan type and allocated according to the following categories of loans at December 31 for each of the past five years. The percentage of loans to total loans is based upon the classification of loans shown as follows:

                             1995                  1994                  1993                  1992                  1991
                     --------------------  --------------------  --------------------  --------------------  --------------------
                                                                (DOLLARS IN THOUSANDS)
                               PERCENTAGE            PERCENTAGE            PERCENTAGE            PERCENTAGE            PERCENTAGE
                                   OF                    OF                    OF                    OF                    OF
                                LOANS TO              LOANS TO              LOANS TO              LOANS TO              LOANS TO
                                 TOTAL                 TOTAL                 TOTAL                 TOTAL                 TOTAL
                      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS
                     --------  ----------  --------  ----------  --------  ----------  --------  ----------  --------  ----------
Commercial and
  industrial........ $ 53,925      31.6%   $ 62,300      32.4%   $ 78,181      31.7%   $ 85,906      31.8%   $115,926      32.5%
Construction and
  development.......   43,951       4.1      61,274       6.0      85,580       8.2     101,251       9.3     106,688      10.6
Residential
  mortgage..........   15,501      23.5      15,740      21.4      13,529      18.1      15,901      17.5      12,163      20.6
Commercial
  mortgage..........   31,754      16.5      31,943      16.8      30,814      20.0      32,689      19.3      26,890      14.8
Consumer............   21,150      22.0      24,992      21.0      20,934      20.3      26,194      20.8      21,515      20.0
All other loans.....   26,895       2.3       3,221       2.4       1,226       1.7       1,696       1.3       1,266       1.5
Unallocated.........   85,858       N/A     105,860       N/A     108,764       N/A     111,002       N/A     104,398       N/A
                     --------     -----    --------     -----    --------     -----    --------     -----    --------     -----
    Total........... $279,034     100.0%   $305,330     100.0%   $339,028     100.0%   $374,639     100.0%   $388,846     100.0%
                     ========  =========   ========  =========   ========  =========   ========  =========   ========  =========

Deposits (including The Summit Bancorporation)

     For information on classification of average balances for deposits, see "Comparative Average Balance Sheets With Resultant Interest and Rates" on pages 30 and 31 of the 1995 Annual Report to Shareholders incorporated herein by reference as Exhibit 13.

     The following table shows, by time remaining to maturity, all commercial certificates of deposit $100,000 and over at December 31, 1995 (in thousands):

            Less than three months....................................  $ 625,137
            Three to six months.......................................     42,553
            Six to twelve months......................................     39,748
            More than twelve months...................................         --
                                                                        ---------
                      Total...........................................  $ 707,438
                                                                         ========

Return on Equity and Assets (including The Summit Bancorporation)

     For information on combined consolidated ratios, see "Summary of Selected Financial Data" on pages 50 and 51 in the 1995 Annual Report to Shareholders incorporated herein by reference as Exhibit 13.

Short-Term Borrowings (including The Summit Bancorporation)

     The following table summarizes information relating to certain short-term borrowings for each of the past three years:

                                                                                                      MAXIMUM
                                                                  DAILY AVERAGE FOR YEAR              AMOUNT
                    AMOUNT                                     ----------------------------         OUTSTANDING
                OUTSTANDING AT         AVERAGE RATE AT           AMOUNT            INTEREST           AT ANY
                 DECEMBER 31             DECEMBER 31           OUTSTANDING           RATE            MONTH END
                --------------         ---------------         -----------         --------         -----------
                                                (DOLLARS IN THOUSANDS)
Securities sold under agreements to repurchase:
     1995         $  649,650                 5.48%              $ 817,152            5.47%          $   966,269
     1994          1,177,725                 5.24                 920,654            4.35             1,273,711
     1993            387,464                 2.57                 436,571            2.89               707,724
Federal funds purchased:
     1995         $  200,700                 5.57%              $ 253,516            5.85%          $   442,675
     1994            172,255                 5.94                 540,073            4.22               708,456
     1993            225,686                 2.66                 319,753            3.06               372,976

  (e)(2) STATISTICAL INFORMATION -- CONSOLIDATED (UJB FINANCIAL CORP. ONLY)

     The following tables set forth, on a consolidated basis, certain statistical information concerning UJB Financial Corp. and its subsidiaries. The tables should be read in conjunction with the consolidated financial statements contained in the 1995 Annual Report to Shareholders, included herein as Exhibit
13. Average data have been derived from daily balances except in the case of certain smaller subsidiaries where month-end balances were used.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and
  Interest Differential (UJB Financial Corp. only)

     The following table shows the Average Balance Sheet with Resultant Interest and Rates for the years ended 1995 through 1993. Net interest income is the amount by which interest income exceeds interest expense. Net interest income in any given period is affected by the average volume of earning assets and the yield earned on such assets, the average volume of interest bearing sources of funds and the average rate paid on such liabilities.

TAX EQUIVALENT BASIS, IN
       THOUSANDS                        1995                                1994                               1993
     NOT COVERED BY      ----------------------------------   --------------------------------   --------------------------------
 INDEPENDENT AUDITORS'     AVERAGE                  AVERAGE     AVERAGE                AVERAGE     AVERAGE                AVERAGE
         REPORT            BALANCE      INTEREST     RATE       BALANCE     INTEREST    RATE       BALANCE     INTEREST    RATE
- ------------------------ -----------   ----------   -------   -----------   --------   -------   -----------   --------   -------
ASSETS
Interest earning assets:
 Federal funds sold and
   securities purchased
   under agreements to
   resell............... $    39,203   $    2,752     7.02%   $     9,591   $    600     6.26%   $    30,118   $    955     3.17%
 Interest bearing
   deposits
   with banks...........      11,130          642     5.77         16,910        629     3.72         21,934        651     2.97
 Trading account
   securities...........      33,927        2,002     5.90         27,495        772     2.81         31,447      1,385     4.40
 Securities available
   for sale.............     296,155       19,165     6.47        613,915     34,300     5.59        754,213     31,023     4.11
 Securities held to
   maturity:
   U.S. Government and
     Federal agencies...   1,854,275      112,425     6.06      1,871,038    107,700     5.76      2,227,309    146,926     6.60
   States and political
     subdivisions.......     291,628       28,832     9.89        323,133     34,050    10.54        340,141     37,827    11.12
   Other securities.....   1,640,232      100,175     6.11      1,603,764     88,500     5.52        565,208     31,146     5.51
                         -----------   ----------             -----------   --------             -----------   --------
       Total securities
         held to
         maturity.......   3,786,135      241,432     6.38      3,797,935    230,250     6.06      3,132,658    215,899     6.89
                         -----------   ----------             -----------   --------             -----------   --------
 Loans:
   Commercial...........   4,562,360      393,474     8.62      4,458,589    337,473     7.57      4,354,160    304,945     7.00
   Residential
     mortgage...........   1,534,703      113,880     7.42      1,065,090     75,777     7.11        917,899     74,579     8.12
   Commercial
     mortgage...........   1,489,161      133,054     8.93      1,509,535    125,559     8.32      1,542,071    126,314     8.19
   Consumer.............   2,345,433      203,535     8.68      2,123,460    170,865     8.05      2,046,451    168,534     8.24
                         -----------   ----------             -----------   --------             -----------   --------
       Total loans......   9,931,657      843,943     8.50      9,156,674    709,674     7.75      8,860,581    674,372     7.61
                         -----------   ----------             -----------   --------             -----------   --------
       Total interest
         earning
         assets.........  14,098,207    1,109,936     7.87     13,622,520    976,225     7.17     12,830,951    924,285     7.20
                         -----------   ----------             -----------   --------             -----------   --------
Non-interest earning
 assets:
 Cash and due from
   banks................     844,391                              894,054                            854,408
 Allowance for loan
   losses...............    (208,091)                            (247,587)                          (262,658)
 Other assets...........     632,730                              593,534                            612,440
                         -----------                          -----------                        -----------
       Total
         non-interest
         earning
         assets.........   1,269,030                            1,240,001                          1,204,190
                         -----------                          -----------                        -----------
Total Assets............ $15,367,237                          $14,862,521                        $14,035,141
                         =============                        =============                      =============
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest bearing
 liabilities:
 Savings deposits....... $ 5,057,174      112,273     2.22    $ 5,563,805    115,932     2.08    $ 5,461,273    124,617     2.28
 Time deposits..........   4,082,388      208,446     5.11      3,106,316    123,783     3.98      3,495,293    146,728     4.20
 Commercial certificates
   of deposit $100,000
   and over.............     448,496       25,496     5.68        338,427     13,639     4.03        256,018      7,319     2.86
                         -----------   ----------             -----------   --------             -----------   --------
       Total interest
         bearing
         deposits.......   9,588,058      346,215     3.61      9,008,548    253,354     2.81      9,212,584    278,664     3.02
                         -----------   ----------             -----------   --------             -----------   --------
 Commercial paper.......      47,696        2,719     5.70         46,545      1,891     4.06         58,920      1,737     2.95
 Other borrowed funds...   1,045,800       79,459     7.60      1,417,304     71,427     5.04        803,187     32,045     3.99
 Long-term debt.........     205,413       17,580     8.56        212,084     18,197     8.58        216,757     19,274     8.89
                         -----------   ----------             -----------   --------             -----------   --------
       Total interest
         bearing
         liabilities....  10,886,967      445,973     4.10     10,684,481    344,869     3.23     10,291,448    331,720     3.22
                         -----------   ----------             -----------   --------             -----------   --------
Non-interest bearing
 liabilities:
 Demand deposits........   3,025,563                            2,897,980                          2,582,206
 Other liabilities......     252,100                              211,497                            162,497
                         -----------                          -----------                        -----------
       Total
         non-interest
         bearing
         liabilities....   3,277,663                            3,109,477                          2,744,703
                         -----------                          -----------                        -----------
Shareholders' equity....   1,202,607                            1,068,563                            998,990
                         -----------                          -----------                        -----------
Total Liabilities and
 Shareholders'
 Equity................. $15,367,237                          $14,862,521                        $14,035,141
                         =============                        =============                      =============
Net Interest Income
 (tax-equivalent
 basis).................                  663,963     3.77%                  631,356     3.94%                  592,565     3.98%
                                                    =========                          =========                          =========
Tax-equivalent basis
 adjustment.............                  (13,196)                           (15,252)                           (16,657)
                                       ----------                           --------                           --------
Net Interest Income.....               $  650,767                           $616,104                           $575,908
                                       ============                         ==========                         ==========
Net Interest Income as a
 Percent of Interest
 Earning Assets
 (tax-equivalent
 basis).................                              4.71%                              4.63%                              4.62%
                                                    =========                          =========                          =========

- ---------------
Notes: -- The tax equivalent adjustment was computed based on a Federal income tax rate of 35%.
      -- Average balances and rates include non-accruing and renegotiated loans.

     The following table shows the approximate effect on the effective interest differential of volume and rate changes for the years 1995 and 1994 on a tax-equivalent basis. For purposes of this table, the change in interest due to both volume and rate has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                                          1995 VERSUS 1994                    1994 VERSUS 1993
                                   -------------------------------    --------------------------------
                                         INCREASE/(DECREASE)                INCREASE/(DECREASE)
                                          DUE TO CHANGE IN:                  DUE TO CHANGE IN:
                                   -------------------------------    --------------------------------
                                    VOLUME      RATE       TOTAL       VOLUME       RATE       TOTAL
                                   --------    -------    --------    --------    --------    --------
                                                             (IN THOUSANDS)
INTEREST EARNING ASSETS
  Interest bearing deposits
     with banks................... $   (261)   $   274    $     13    $   (167)   $    145    $    (22)
  Securities held to maturity:
     U.S. Government and Federal
       agencies...................     (955)     5,680       4,725     (21,845)    (17,381)    (39,226)
     states and political
       subdivisions...............   (3,197)    (2,021)     (5,218)     (1,848)     (1,929)     (3,777)
     Other securities.............    2,048      9,627      11,675      57,297          57      57,354
                                   --------    -------    --------    --------    --------    --------
          Total securities held to
            maturity..............   (2,104)    13,286      11,182      33,604     (19,253)     14,351
  Securities available for sale...  (19,890)     4,755     (15,135)     (6,488)      9,765       3,277
  Trading account securities......      216      1,014       1,230        (158)       (455)       (613)
  Federal funds sold and
     securities purchased under
     agreements to resell.........    2,070         82       2,152        (912)        557        (355)
  Loans:
     Commercial...................    8,046     47,955      56,001       7,401      25,127      32,528
     Residential mortgage.........   34,674      3,429      38,103      11,117      (9,919)      1,198
     Commercial mortgage..........   (1,698)     9,193       7,495      (2,719)      1,964        (755)
     Consumer.....................   18,683     13,987      32,670       6,267      (3,936)      2,331
                                   --------    -------    --------    --------    --------    --------
          Total loans.............   59,705     74,564     134,269      22,066      13,236      35,302
                                   --------    -------    --------    --------    --------    --------
          Total interest earning
            assets................   39,736     93,975     133,711      48,750       3,190      51,940
                                   --------    -------    --------    --------    --------    --------
INTEREST BEARING LIABILITIES
  Time Deposits:
     Savings deposits.............  (11,061)     7,402      (3,659)      2,320     (11,005)     (8,685)
     Other time deposits..........   44,476     40,187      84,663     (15,602)     (7,344)    (22,946)
     Commercial certificates of
       deposit $100,000 and
       over.......................    5,249      6,608      11,857       2,783       3,537       6,320
                                   --------    -------    --------    --------    --------    --------
          Total time deposits.....   38,664     54,197      92,861     (10,499)    (14,812)    (25,311)
  Commercial paper................       48        780         828        (413)        567         154
  Other borrowed funds............  (21,967)    29,999       8,032      29,299      10,084      39,383
  Long-term debt..................     (575)       (42)       (617)       (411)       (666)     (1,077)
                                   --------    -------    --------    --------    --------    --------
          Total interest bearing
            liabilities...........   16,170     84,934     101,104      17,976      (4,827)     13,149
                                   --------    -------    --------    --------    --------    --------
  Change in net interest income... $ 23,566    $ 9,041    $ 32,607    $ 30,774    $  8,017    $ 38,791
                                   ========    =======    ========    ========    ========    ========

Securities Available for Sale (UJB Financial Corp. only)

     The following table shows the carrying value of securities available for sale at December 31 for each of the following years:

                                                                   DECEMBER 31
                                                 ------------------------------------------------
                                                                                          1993
                                                    1995               1994                -
                                                 ----------         ----------
                                                                  (IN THOUSANDS)
Securities available for sale:
  U.S. Government............................    $  152,193         $       --         $       --
  Federal agencies...........................     1,092,034            109,725            669,841
  States and political subdivisions..........         2,012                 --                 --
  Other securities...........................       353,823             91,490            492,247
                                                  ---------          ---------          ---------
     Total securities available for sale.....    $1,600,062         $  201,215         $1,162,088
                                                  =========          =========          =========

     The following table shows the maturity distribution and weighted average yields to maturity on a tax-equivalent basis for securities available for sale, by type and in total, of U.S. Government, Federal agencies, States and political subdivisions, and other securities at December 31, 1995. The carrying value represents the market value of securities at December 31, 1995 and are distributed by contractual maturity. However, mortgage-backed securities and other securities which may have prepayment provisions are distributed to a maturity category based on estimated average lives. These principal prepayments are not scheduled over the life of the investment, but are reflected as adjustments to the final maturity distribution. The distribution follows:

                                                                                       WEIGHTED
                                                                        CARRYING       AVERAGE
                                                                          VALUE        YIELD(2)
                                                                       -----------     --------
                                                                        (DOLLARS IN THOUSANDS)
Securities available for sale (by type):
  U.S. Government:
     Within 1 year...................................................  $    69,390        6.46%
     After 1 year but within 5 years.................................       82,803        6.58
                                                                       -----------
          Total......................................................      152,193        6.52
                                                                       -----------
  Federal agencies:
     Within 1 year...................................................       52,776        6.50
     After 1 year but within 5 years.................................      779,336        5.85
     After 5 years but within 10 years...............................      163,898        6.38
     After 10 years..................................................       96,024        6.88
                                                                       -----------
          Total......................................................    1,092,034        6.05
                                                                       -----------
  States and political subdivisions:
     After 1 year but within 5 years.................................        1,912        6.38
     After 5 years but within 10 years...............................          100        6.33
                                                                       -----------
          Total......................................................  $     2,012        6.38%
                                                                       -----------

                                                                                       WEIGHTED
                                                                        CARRYING       AVERAGE
                                                                          VALUE        YIELD(2)
                                                                       -----------     --------
                                                                        (DOLLARS IN THOUSANDS)
  Other securities(1):
     Within 1 year...................................................  $    20,967        5.41%
     After 1 year but within 5 years.................................      123,770        7.03
     After 5 years but within 10 years...............................       56,629        6.82
     After 10 years..................................................       93,594        6.87
                                                                       -----------
          Total......................................................      294,960        6.83
                                                                       -----------
          Total securities available for sale........................  $ 1,541,199        6.25%
                                                                         =========     =======
Securities available for sale (in total)(1):
     Total within 1 year.............................................  $   143,133        6.32%
     Total after 1 year but within 5 years...........................      987,821        6.06
     Total after 5 years but within 10 years.........................      220,627        6.49
     Total after 10 years............................................      189,618        6.87
                                                                       -----------
          Total securities available for sale........................  $ 1,541,199        6.25%
                                                                         =========     =======

- ---------------
(1) Excludes corporate stock with a carrying value of $49,605,000 and Federal Reserve Bank stock with a carrying value of $9,258,000.

(2) Weighted average yields have been computed on a tax-equivalent basis using the statutory Federal income tax rate of 35%.

     Securities Held to Maturity (UJB Financial Corp. only)

     The following table shows the carrying value of securities held to maturity at December 31 for each of the past three years:

                                                                       DECEMBER 31,
                                                         -----------------------------------------
                                                            1995           1994           1993
                                                         -----------    -----------    -----------
                                                                       (IN THOUSANDS)
Securities held to maturity:
  U.S. Government......................................  $     1,599    $   234,268    $   186,563
  Federal agencies.....................................      797,164      1,782,347      1,298,862
  States and political subdivisions....................      243,174        331,000        308,004
  Other securities.....................................    1,244,063      1,745,373        892,221
                                                         -----------    -----------    -----------
          Total securities held to maturity............  $ 2,286,000    $ 4,092,988    $ 2,685,650
                                                           =========      =========      =========

     The following table shows the maturity distribution and weighted average yields to maturity on a tax-equivalent basis for securities held to maturity, by type and in total, of U.S. Government, Federal agencies, states and political subdivisions and other securities at December 31, 1995. The carrying value and market value of securities at December 31, 1995 are distributed by contractual maturity. However, mortgage-backed securities and other securities which may have prepayment provisions are distributed to a maturity category based on estimated average lives. These principal prepayments are not scheduled over the life of the investment, but are reflected as adjustments to the final maturity distribution. The distribution follows:

                                                                                         WEIGHTED
                                                            CARRYING        MARKET       AVERAGE
                                                             VALUE          VALUE        YIELD(1)
                                                           ----------     ----------     --------
                                                                   (DOLLARS IN THOUSANDS)
Securities held to maturity (by type):
  U.S. Government:
     After 1 year but within 5 years...................... $    1,599     $    1,599       6.50%
                                                           ----------     ----------
       Total..............................................      1,599          1,599       6.50
                                                           ----------     ----------
  Federal agencies:
     Within 1 year........................................      4,667          4,681       5.83
     After 1 year but within 5 years......................    337,205        332,323       6.12
     After 5 years but within 10 years....................    205,694        204,676       6.29
     After 10 years.......................................    249,598        251,502       6.97
                                                           ----------     ----------
       Total..............................................    797,164        793,182       6.43
                                                           ----------     ----------
  States and political subdivisions:
     Within 1 year........................................     26,183         26,613       7.34
     After 1 year but within 5 years......................    117,207        123,742       6.38
     After 5 years but within 10 years....................     70,814         76,045       6.39
     After 10 years.......................................     28,970         31,152       7.08
                                                           ----------     ----------
       Total..............................................    243,174        257,552       6.57
                                                           ----------     ----------
  Other securities:
     Within 1 year........................................      1,518          1,532       7.28
     After 1 year but within 5 years......................    740,591        730,037       6.13
     After 5 years but within 10 years....................    394,088        387,413       6.01
     After 10 years.......................................    107,866        106,437       7.14
                                                           ----------     ----------
       Total..............................................  1,244,063      1,225,419       6.18
                                                           ----------     ----------
       Total securities held to maturity.................. $2,286,000     $2,277,752       6.31%
                                                            =========      =========     =======
Securities held to maturity (in total):
     Total within 1 year.................................. $   32,368     $   32,826       7.13%
     Total after 1 year but within 5 years................  1,196,602      1,187,701       6.15
     Total after 5 years but within 10 years..............    670,596        668,134       6.14
     Total after 10 years.................................    386,434        389,091       7.03
                                                           ----------     ----------
       Total securities held to maturity.................. $2,286,000     $2,277,752       6.31%
                                                            =========      =========     =======

- ---------------
(1) Weighted average yields have been computed on a tax-equivalent basis using the statutory Federal income tax rate of 35%.

Loan Portfolio (UJB Financial Corp. only)

     The following table shows the classification of consolidated loans (net of unearned discount and before deduction of the allowance for loan losses) by major category at December 31 for each of the past five years:

                                                                DECEMBER 31,
                                      ----------------------------------------------------------------
                                          1995         1994         1993         1992         1991
                                      ------------  -----------  -----------  -----------  -----------
                                                               (IN THOUSANDS)
Commercial and industrial............ $  3,771,441  $ 3,604,331  $ 3,161,415  $ 3,257,245  $ 3,312,566
Construction and development.........      481,166      705,602      869,847    1,002,859    1,114,631
Residential mortgage.................    1,826,526    1,329,417      928,248      935,320    1,082,696
Commercial mortgage..................    1,543,364    1,461,571    1,565,413    1,513,169    1,257,741
Consumer.............................    2,515,769    2,238,237    2,014,202    2,066,766    1,990,636
Lease financing......................      319,116      317,416      204,583      153,221      179,603
                                      ------------  -----------  -----------  -----------  -----------
     Total loans..................... $ 10,457,382  $ 9,656,574  $ 8,743,708  $ 8,928,580  $ 8,937,873
                                        ==========    =========    =========    =========    =========

     Unearned discount on loans and leases at December 31, 1995 and 1994 were $78.2 million and $68.7 million, respectively. At December 31, 1995 commercial mortgage loans and residential mortgage loans represented 14.8% and 17.5% of total loans, respectively. Home equity loans represented 15.2% of the total loan portfolio at year end which are included in consumer loans above. As of December 31, 1995 there are no other concentrations of loans which exceed 10% of total loans.

     The following table shows the approximate maturities of selected loans at December 31, 1995. The loans are segregated between those which are at predetermined interest rates and those at floating or adjustable interest rates. The table includes non-performing loans which are discussed below and on page 26 of this report:

                                                                  OVER ONE       OVER
                                                    ONE YEAR    YEAR THROUGH     FIVE
                                                    OR LESS      FIVE YEARS     YEARS       TOTAL
                                                   ----------   ------------   --------   ----------
                                                                    (IN THOUSANDS)
Loan categories:
  Commercial and industrial....................... $2,073,726    $1,407,113    $290,602   $3,771,441
  Construction and development....................    314,063       131,460      35,643      481,166
                                                   ----------   ------------   --------   ----------
          Total................................... $2,387,789    $1,538,573    $326,245   $4,252,607
                                                    =========    ==========    ========    =========
Amounts of loans based upon:
  Predetermined interest rates.................... $  610,711    $  729,162    $199,957   $1,539,830
  Floating or adjustable interest rates...........  1,777,078       809,411     126,288    2,712,777
                                                   ----------   ------------   --------   ----------
          Total................................... $2,387,789    $1,538,573    $326,245   $4,252,607
                                                    =========    ==========    ========    =========

     The loan portfolio is reviewed regularly to determine whether specific loans should be placed in a non-performing status. Non-performing loans consist of commercial non-accrual and renegotiated loans. Non-accrual loans include loans that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collectibility. At the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. Interest collections on non-accrual loans are generally credited to interest income when received. However, if ultimate collectibility of principal is in doubt, interest collections are applied as principal reductions. After principal and interest payments are brought current and future collectibility is reasonably assured, loans are returned to accrual status. Renegotiated loans are loans whose contractual interest rates have been reduced to below market rates or other significant concessions made due to a borrower's financial difficulties. Interest income on renegotiated loans is generally credited to interest income as received. Non-performing loans do not include past due consumer and residential mortgage loans 90 days or more as to principal or interest, but which are well collateralized and in the process of collection.

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

                                                1995       1994       1993       1992       1991
                                              ---------  ---------  ---------  ---------  ---------
                                                                 (IN THOUSANDS)
Non-accruing loans........................... $ 166,253  $ 164,909  $ 250,691  $ 343,138  $ 424,655
Renegotiated loans...........................       199      2,738      3,582     21,836     28,831
Loans contractually past due 90 days or
  more(1)....................................    33,997     23,595     30,080     38,631     57,441
Impact on interest income:
  Interest income that would have been
     recorded on non-accruing and
     renegotiated loans outstanding at
     December 31 in accordance with their
     original terms..........................    16,976     16,074     21,573     27,831     44,106
  Interest income actually received and
     recorded on non-accruing and
     renegotiated loans outstanding at
     December 31.............................     1,752      1,693      3,787      3,843      8,463

- ---------------
(1) Primarily all consumer and residential mortgage loans which are well collateralized and in the process of collection.

     Potential problem loans are those which management believes conditions indicate that the collection of principal and interest may be doubtful in accordance with the original contract terms. They are not included in non-performing loans as these loans are still performing. Potential problem loans were $18,708,000 and $34,614,000 at December 31, 1995 and 1994
respectively. Potential problem loans at December 31, 1995 comprised commercial and industrial loans of $13,132,000, construction and development loans of $5,385,000, and real estate related loans of $191,000. Such risk associated with these loans have been factored into the company's allowance for loan losses.

Summary of Loan Loss Experience (UJB Financial Corp. only)

     The relationship for the past five years among loans, loans charged off and loan recoveries, the provision for loan losses and the allowance for loan losses is shown below:

                                                           YEAR ENDED DECEMBER 31
                                       --------------------------------------------------------------
                                          1995         1994         1993         1992         1991
                                       ----------   ----------   ----------   ----------   ----------
                                                               (IN THOUSANDS)
Loans:
  Average for the period.............  $9,931,657   $9,156,674   $8,860,581   $8,952,179   $8,854,036
                                        =========    =========    =========    =========    =========
Allowance for loan losses:
  Balance, beginning of period.......  $  214,161   $  244,154   $  277,449   $  292,490   $  265,148
  Purchase adjustment, net...........       6,131        1,833           --           --           --
  Provision charged to operating
     expenses........................      65,250       84,000       95,685      139,555      167,650
  Loans charged off:
     Commercial and industrial.......      41,910       33,406       68,088       75,462       70,240
     Construction and development....      35,001       39,180       37,589       66,919       47,283
     Residential mortgage............       4,722        1,288        1,166          466        7,405
     Commercial mortgage.............      23,348       13,686       10,834        8,856        9,856
     Consumer........................      11,804        8,684       25,598       15,627       17,578
                                       ----------   ----------   ----------   ----------   ----------
          Total loans charged off....     116,785       96,244      143,275      167,330      152,362
                                       ----------   ----------   ----------   ----------   ----------

                                                           YEAR ENDED DECEMBER 31
                                       --------------------------------------------------------------
                                          1995         1994         1993         1992         1991
                                       ----------   ----------   ----------   ----------   ----------
                                                               (IN THOUSANDS)
  Recoveries:
     Commercial and industrial.......      12,713       10,544        9,249        6,428        4,893
     Construction and development....       1,732        1,244        1,264        1,224          403
     Residential mortgage............         472          245           24           64           50
     Commercial mortgage.............       1,690        2,372          263          428        1,443
     Consumer........................       2,286        2,965        3,495        4,590        5,265
                                       ----------   ----------   ----------   ----------   ----------
          Total recoveries...........      18,893       17,370       14,295       12,734       12,054
                                       ----------   ----------   ----------   ----------   ----------
  Net loans charged off..............      97,892       78,874      128,980      154,596      140,308
  Write downs on transfer to assets
     held for accelerated
     disposition.....................          --       36,952           --           --           --
                                       ----------   ----------   ----------   ----------   ----------
  Balance, end of period.............  $  187,650   $  214,161   $  244,154   $  277,449   $  292,490
                                        =========    =========    =========    =========    =========
Ratio of:
  Net charge offs to average loans
     outstanding.....................         .99%         .86%        1.46%        1.73%        1.58%
  Allowance to year-end loans........        1.79         2.22         2.79         3.11         3.27

     For additional information, see Financial Review on pages 36 through 40 of this report.

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

     Specific allocations as well as a need for general reserves are identified by loan type and allocated according to the following categories of loans at December 31 for each of the past five years. The percentage of loans to total loans is based upon the classification of loans shown as follows:

                             1995                  1994                  1993                  1992                  1991
                     --------------------  --------------------  --------------------  --------------------  --------------------
                                                                (DOLLARS IN THOUSANDS)
                               PERCENTAGE            PERCENTAGE            PERCENTAGE            PERCENTAGE            PERCENTAGE
                                   OF                    OF                    OF                    OF                    OF
                                LOANS TO              LOANS TO              LOANS TO              LOANS TO              LOANS TO
                                 TOTAL                 TOTAL                 TOTAL                 TOTAL                 TOTAL
                      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS
                     --------  ----------  --------  ----------  --------  ----------  --------  ----------  --------  ----------
Commercial and
  industrial........ $ 37,650      36.1%   $ 40,969      37.3%   $ 53,561      36.2%   $ 64,093      36.5%   $ 96,218      37.0%
Construction and
  development.......   41,994       4.6      57,960       7.3      65,387      10.0      77,135      11.2      82,243      12.5
Residential
  Mortgage..........    4,100      17.5       4,410      13.8       4,674      10.6       8,541      10.5       5,598      14.1
Commercial
  Mortgage..........   14,786      14.7      13,906      15.1      14,348      17.9      13,020      17.0      10,811      12.1
Consumer............   12,205      24.1      11,560      23.2      11,120      23.0      13,767      23.1      12,730      22.3
All other loans.....    8,484       3.0       3,221       3.3       1,226       2.3       1,696       1.7       1,266       2.0
Unallocated.........   68,431       N/A      82,135       N/A      93,838       N/A      99,197       N/A      83,624       N/A
                     --------     -----    --------     -----    --------     -----    --------     -----    --------     -----
    Total........... $187,650     100.0%   $214,161     100.0%   $244,154     100.0%   $277,449     100.0%   $292,490     100.0%
                     ========  =========   ========  =========   ========  =========   ========  =========   ========  =========

Deposits (UJB Financial Corp. only)

     For information on classification of average balances for deposits, see "Comparative Average Balance Sheets With Resultant Interest and Rates" on page 20 of this report.

     The following table shows, by time remaining to maturity, all commercial certificates of deposit $100,000 and over at December 31, 1995 (in thousands):

            Less than three months....................................  $ 465,226
            Three to six months.......................................     20,745
            Six to twelve months......................................     10,192
            More than twelve months...................................         --
                                                                        ---------
                      Total...........................................  $ 496,163
                                                                         ========

Return on Equity and Assets (UJB Financial Corp. only)

     The following table presents selected financial data for each of the past three years:

                                                              1995        1994        1993
                                                              -----       -----       -----
    Return on average assets................................   1.11%        .88%        .59%
    Return on average common equity.........................  14.37       12.36        8.32
    Common stock dividend payout............................  39.80       40.00       46.00
    Average total equity to average total assets............   7.83        7.19        7.12

Short-Term Borrowings (UJB Financial Corp. only)

     The following table summarizes information relating to certain short-term borrowings for each of the past three years:

                                                                                                      MAXIMUM
                                                                  DAILY AVERAGE FOR YEAR              AMOUNT
                    AMOUNT                                     ----------------------------         OUTSTANDING
                OUTSTANDING AT         AVERAGE RATE AT           AMOUNT            INTEREST           AT ANY
                 DECEMBER 31             DECEMBER 31           OUTSTANDING           RATE            MONTH END
                --------------         ---------------         -----------         --------         -----------
                                                (DOLLARS IN THOUSANDS)
Securities sold under agreements to repurchase:
     1995          $482,603                  5.28%              $ 672,681            5.46%          $   879,026
     1994           948,697                  5.49                 764,275            4.41             1,095,316
     1993           274,255                  2.70                 358,141            2.90               620,829
Federal funds purchased:
     1995          $200,700                  5.57%              $ 251,256            5.85%          $   442,675
     1994           172,255                  5.94                 494,311            4.20               582,749
     1993           160,554                  3.00                 280,429            3.04               340,289

ITEM 2.  PROPERTIES.

     United Jersey Bank owns the building, constructed in 1984, in West Windsor Township, New Jersey where Summit maintains its administrative headquarters. Additionally, Summit occupies offices in Hackensack, New Jersey in space provided by United Jersey Bank as well as at other locations in New Jersey, which it leases from third-party lessors. During 1978, Summit sold a six-story office building that it owned in Hackensack, adjacent to the administrative and principal banking office of United Jersey Bank. United Jersey Bank leases space in the building.

     The principal banking office of United Jersey Bank is located in Hackensack in a nine-story building owned by the bank which was constructed in 1927. The bank occupies substantially the entire building. In addition to its principal office, United Jersey Bank owns 96 of its branch office buildings; office space in certain of these buildings is leased to others. United Jersey Bank leases the buildings and property for 102 of its branch offices. It leases a multi-level parking garage accommodating 250 cars located near the principal office and an office and warehouse facility in Fair Lawn, New Jersey. Summit leases real property located in Ridgefield Park, New Jersey and a multi-story building containing approximately 300,000 square feet of space for use by UJB Financial Service Corporation as a data processing facility which was completed in 1991. The tenant improvements and furniture, fixtures and equipment for the new facility were initially funded by Summit. On August 31, 1992, the Company consummated the sale of certain assets and simultaneously negotiated the leaseback of these assets. The previous computer center in Hackensack, owned by United Jersey Bank, has been utilized to centralize certain banking activities. The principal administrative offices of Summit Bank are located in Chatham, New Jersey. The principal banking office of Summit Bank is located in Summit, New Jersey. Summit Bank owns both of these buildings and leases an operations and data processing center located in Cranford, New Jersey. Summit Bank provides banking services at 89 banking locations, of which 41 are owned and 48 are leased. The principal banking and administrative offices of First Valley Bank are located in an eleven-story building built in 1974 in Bethlehem, Pennsylvania. First Valley leases the building for an initial term ending in the year 2000, with renewal options extending for an additional 38 years. First Valley occupies approximately two-thirds of the building. All properties owned by the various bank subsidiaries are unencumbered by mortgages or similar liens.

     The bank subsidiaries at December 31, 1995 operated banking offices in 18 of the 21 counties in New Jersey (Atlantic, Bergen, Burlington, Camden, Cumberland, Essex, Gloucester, Hudson, Hunterdon, Mercer, Middlesex, Monmouth, Morris, Ocean, Passaic, Somerset, Union and Warren), and 13 of the 67 counties in Pennsylvania (Berks, Bucks, Carbon, Chester, Delaware, Lackawanna, Lancaster, Lehigh, Luzerne, Montgomery, Northampton, Philadelphia and Schuylkill). Gibraltar Corporation of America occupies leased offices in New York City, New York. UJB Discount Brokerage Co. occupies leased offices in Fort Lee, Matawan, Morristown, Paramus, Princeton and West Caldwell, New Jersey. Lehigh Securities Corporation occupies leased offices in Whitehall, Pennsylvania.

ITEM 3.  LEGAL PROCEEDINGS.

     Management does not believe that the ultimate disposition of the litigation discussed below will have a material adverse effect on the financial position and results of operation of the company and its subsidiaries, taken as a whole.

SHAREHOLDER SUITS

     In Re UJB Financial Corp. Shareholder Litigation, United States District Court for the District of New Jersey, Trenton, Civil Action No. 90-1569. Suit filed April 5, 1990.

1. Three suits, UJB Financial Corporation, derivatively by Chappaqua Family Trust and Robert Bassman v. UJB Financial Corporation et al; Irwin Shapiro v. UJB Financial Corp. et al; Lester Associates and Jerome Katz v. UJB Financial Corp, et al were filed in April and May of 1990. These suits were consolidated and a Consolidated Amended Complaint and Derivative Complaint was filed on September 4, 1990.

     This purported derivative and class action securities lawsuit against UJB Financial Corp. ("UJB") (the former name of Summit Bancorp) and certain officers and directors is brought by Plaintiffs who are alleged to have owned or purchased securities of UJB from approximately February 1, 1988 through July 1990. Violations are alleged of Sections 10(b), 14(a) and 20 of the Exchange Act, Sections 11, 12 and 15 of the Securities Act of 1933 and New Jersey common law. The suit alleges that UJB's reserves for loan losses were inadequate, resulting in inaccurate financial statements, and that the defendants made misleading positive statements about UJB's financial condition and failed to disclose negative information about UJB's lending policies, operations and finances, thus artificially inflating UJB's earnings and the prices of UJB's securities. The suit further alleges that UJB's internal credit review and controls were inadequate.

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

     Discovery and determination of class issues were stayed by District Court order. UJB and the defendant directors and officers moved to dismiss the complaint and each claim for relief on various grounds, including, among others: failure to state a claim; failure to plead with particularity; and failure to make the required demand. The District Court granted the motion in part and allowed plaintiffs thirty days to replead or amend their complaint with respect to other alleged wrongdoing. The plaintiffs determined not to replead or amend and appealed the District Court ruling to the U.S. Circuit Court of Appeals. Plaintiffs did not appeal dismissal of the derivative claims and voluntarily withdrew, with prejudice, the claim challenging UJB's 1990 Proxy Statement. On May 22, 1992 the Court of Appeals reversed in part the District Court's decision insofar as it dismissed certain claims in the complaint and remanded same to the District Court for further proceedings, including repleading by the plaintiffs. By orders dated July 7, 1992, the Court of Appeals denied the defendants' petition for rehearing en banc but stayed entry of its mandate until August 13, 1992 to permit defendants to seek review by the United States Supreme Court. All proceedings in the District Court were stayed pending entry of the mandate; the mandate issued upon denial of review by the Supreme Court. On October 13, 1992, the Supreme Court declined to accept the case for review. On March 22, 1993, the Plaintiffs served the Second Consolidated Amended Class Action Complaint which contained substantially the same claims (except for those that had been dismissed) as set forth in the prior Amended Complaint. UJB and the defendant directors and officers then moved to dismiss the Second Consolidated Amended Class Action Complaint and each claim for relief contained therein on various grounds. On September 13, 1993, the District Court denied the defendants' motion to dismiss the plaintiffs' claims under the Securities Exchange Act of 1934 and New Jersey common law and reserved decision on the motion with regard to plaintiffs' claims under the Securities Act of 1933. The plaintiffs subsequently stipulated to the dismissal with prejudice of their claims under the Securities Act of 1933 on October 14, 1993. The defendants filed a motion requesting certification of an appeal from the District Court order to the United States Court of Appeals for the Third Circuit pursuant to 12 U.S.C. 1292(b) on October 29, 1993. The defendants also filed an Answer denying the allegations of the Second Consolidated Amended Class Action Complaint on October 28, 1993. The District Court by order dated December 3, 1993 denied the defendants' motion requesting certification of an appeal. Discovery commenced in January 1994. On April 21, 1994 the court entered another consent order dismissing without prejudice all claims against the defendant Clifford H. Coyman (the former president and CEO of United Jersey Bank) and dismissing with prejudice all claims against the outside director defendants (Robert L. Boyle, Elinor J. Ferdon, Walter L. Dealtry, Fred G. Harvey, Francis J. Mertz, Henry S. Patterson II, James A. Skidmore, Jr. and Joseph M. Tabak.) On the same day, the court entered a consent order conditionally certifying the matter to proceed as a class action pursuant to Rule 23 of the Federal Rules of Civil Procedure with respect to Counts I, II, and VI of the Complaint, on behalf of a plaintiff class consisting of all persons who purchased UJB's common stock during the period beginning February 1, 1988 through and including July 18, 1990, and who allegedly sustained damages thereby. On December 30, 1994, the parties agreed to settle the action for $3.65 million, subject to, among other things, notice to the class and final approval by the Court. The Court approved the settlement on March 29, 1995. A portion of this settlement was paid by UJB's insurance carrier and the remaining balance had been paid by the company. Therefore, the effect of this settlement had no significant impact on the financial operating results of the company. The company agreed to the settlement in light of a number of considerations including the avoidance of continuing costs of the litigation and the burden and disruption to the company, its directors, management and employees caused by the continued defense of the litigation. As permitted by New Jersey law, the expenses of the individual defendants were advanced by UJB. The matter has now been concluded.

2.  Sol Urbach, on behalf of himself and all others similarly situated v. Thomas
D. Sayles, Jr., Robert G. Cox, Donald F. Ennis, John R. Feeney, Douglas E. Johnson, S. Rogers Benjamin and Summit Bancorporation, United States District Court for the District of New Jersey, Civil Action No. 91-1291.

     This purported class action securities lawsuit was filed in 1991 against Summit Bancorporation and various of its present and former directors and officers by a plaintiff who is alleged to have purchased stock of Summit Bancorporation and to have received stock of Summit Bancorporation in exchange for securities of Somerset Bancorp., Inc. The lawsuit alleged violations of federal securities laws and New Jersey common law. Following pretrial discovery, the parties agreed to settle the lawsuit for $1.25 million, subject, among other things, to approval by the Court. The Court approved the settlement on December 5, 1995 and this matter has now been concluded.

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

     As a result of settlement negotiations, the parties have reached an agreement in principle for the settlement of the case. Under the agreement, the Alcan Settlers agreed to pay an additional $190,000.00, upon the entry of two new Consent decrees, one for the Alcan litigation and one for the Air Products litigation. FVB's portion of the $190,000.00 amounts to $8,500.00. The parties and the government now are engaged in negotiations over the specific terms of the two consent decrees. In the course of these discussions, the United States has requested additional compensation for costs incurred in conducting additional work at the site, but has indicated that it is not seeking compensation for this work from FVB and that it will provide FVB with a broad release from past and future liability. In light of this agreement in principle, the Court has suspended all proceedings in the case.

     2. In re Payroll Express Corporation of New York and Payroll Express Corporation, United States Bankruptcy Court for the Southern District of New York, Case Nos. 92-B-43149 (CB) and 92-B-43150 (CB).

     United Jersey Bank (the "Bank") is involved in a number of cases venued in the United States Bankruptcy Court and the United States District Court for the Southern District of New York (the

"Bankruptcy Cases") involving a former customer of the Bank, Payroll Express Corp. ("Payroll"), and several related entities. Payroll was primarily in the business of providing on-site check cashing services.

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

     A trustee (the "Trustee") has been appointed by the Bankruptcy Court, and he is currently conducting an investigation of Payroll. The Trustee has also retained special counsel to pursue potential claims against the fidelity insurers of Payroll Express Corp. and possibly Payroll's insurance agent. The claim by the Trustee against the primary fidelity insurance carrier for Payroll was settled in 1995 for the policy limits of $1 million. The Trustee has initiated litigation against certain other insurance companies which issued fidelity insurance policies to Payroll.

     Payroll customers deposited a total of $11.8 million into the Account during this period of time. A number of these customers have asserted claims against the Bank, although only five lawsuits are currently pending: Beth Israel Medical Center, et al. v. United Jersey Bank and National Westminster Bank New Jersey, United States District Court for the Southern District of New York, Civil Action No. 94-8256 (LAP), Frederick Goldman, Inc. v. United Jersey Bank and National Westminster Bank New Jersey, United States District Court for the Southern District of New York, Civil Action No. 94-8256 (LAP), Towers Financial Corporation v. United Jersey Bank, United States District Court for the District of New Jersey, Civil Action No. 92-3175 (WGB), New York City Transit Authority
v. United Jersey Bank and National Westminster Bank New Jersey, United States District Court for the Southern District of New York, Civil Action No. 95-3685
(LAP) and Copytone, Inc. on behalf of itself and others similarly situated v. United Jersey Bank, National Westminster Bank New Jersey and John Does 1 through 20, United States District Court for the Southern District of New York, Civil Action No. 95-8217 (LAP). The lawsuits allege various common law causes of action against the Bank, including unjust enrichment, restitution, conversion, fraud, negligence and/or breach of fiduciary duty. In addition, the Copytone matter purports to be a class action. The Beth Israel, Frederick Goldman, New York Transit Authority and Copytone matters have been consolidated and the Bank has filed motions to dismiss the complaints for failure to state a claim upon which relief can be granted. The motions were heard on February 15, 1996 but no decision has been rendered to date by the court. Towers Financial has filed for protection under the bankruptcy laws and the court has entered an order staying all proceedings in the Towers Financial matter until April 23, 1996.

     The Trustee appointed in the Bankruptcy Cases described above filed two adversary proceedings against the Bank. The first, captioned John E. Pereira, as Chapter 11 Trustee of the Estate of Payroll Express Corporation et al. v. United Jersey Bank, was originally filed in the United States Bankruptcy Court for the Southern District of New York. The adversary complaint alleges the Account received incoming wire transfers of at least $17,013,537.54 within the 90 days prior to the filing of bankruptcy by Payroll. These incoming wire transfers were allegedly used by the Bank to reduce its losses on the check kiting scheme. The Trustee claims that the amounts of the wire transfers are recoverable by the Trustee as avoidable preferences under the Bankruptcy Code. The Bank successfully moved to withdraw the reference of this matter to the United States District Court for the Southern District of New York where it is currently pending under Civil Action No. 94-1565 (LAP). The Bank has filed a motion for summary judgment. In opposition, the Trustee filed a cross-motion for summary judgment. Briefing on the motions has been completed but no hearing date has been scheduled.

     The second adversary complaint, captioned John E. Pereira, as Chapter 11 Trustee of the Estate of Payroll Express Corporation et al. v. United Jersey Bank, United States Bankruptcy Court for the Southern District of New York, Adversary Proceeding No. 94-8297A, alleges that the mortgages given to UJB on property owned by the various Felzenberg-controlled entities, together with certain loan payments made by Payroll to UJB, were fraudulent conveyances. The properties in question have all been sold. The Trustee also seeks the return of $310,000.00 in principal and $152,487.50 in interest payments made by Payroll on its loan in the year prior to the bankruptcy. The Trustee claims that these transfers are recoverable under section 548 of the Bankruptcy Code, as well as under the New Jersey Uniform Fraudulent Transfer Act. The Bank has filed an answer denying the material allegations of the complaint and the parties have concluded fact discovery. Discovery of experts has commenced and will be followed by pre-trial motions (if necessary) and eventually a trial.

     3.  Annette Loatman on behalf of herself and all others similarly situated
v. United Jersey Bank, U.S. District Court for the District of New Jersey, Civil Action #95CV05258 (JBS), filed on October 4, 1995. The plaintiff alleges that she is representative of a class of Bank customers who obtained consumer loans (primarily on automobiles and trailers) from the Bank and who either did not obtain required insurance or permitted that insurance to lapse, after which the Bank "force-placed" insurance. The complaint alleges breach of contract and of the implied covenants of good faith and fair dealing, unconscionable commercial practices under the New Jersey Consumer Fraud Act, unjust enrichment, breach of fiduciary duty and violations of the National Bank Act and Depository Institution and Monetary Control Act.

     On January 6, 1996, the Bank filed a motion to dismiss Count V of the complaint (in which plaintiff claims a violation of the National Bank Act and Depository Institution and Monetary Control Act) for failure to state a federal claim for which relief may be granted and to dismiss the remaining counts of the complaint for lack of supplemental jurisdiction. The plaintiff has filed an opposing brief but no decision has been rendered by the court. All discovery, except for initial disclosures has been stayed by the court until the motion to dismiss has been decided. A mandatory settlement conference was scheduled by the U.S. Magistrate for February 27, 1996, but has been adjourned to April 25, 1996.

     4. Michael Hochman and Joan Hochman, individually and on behalf of a class of similarly situated depositors v. United Jersey Bank, a New Jersey corporation and UJB Financial Corp., a New Jersey Corporation, Superior Court of New Jersey, Law Division, Middlesex County, Docket No. MID-L-10623-95, filed December 7, 1995. The plaintiffs allege that they are representatives of a class of Bank customers who purchased and redeemed certificates of deposit and who were entitled to, but were not paid, interest for the period from the date of maturity until the date of redemption. The plaintiffs allege breach of contract, fraud and a violation of the New Jersey Consumer Fraud Act. They seek payment, to themselves and other members of the putative class, of the interest alleged to be owed, a declaratory judgment that the Bank is obligated to pay interest during the 10 day redemption grace period after maturity, counsel fees and costs. They also seek treble damages under the New Jersey Consumer Fraud Act.

     On February 16, 1996, Plaintiffs filed an amended complaint, alleging violations of the federal Truth in Savings Act. The Bank and UJB Financial Corp. then removed the matter to the U.S. District Court for the District of New Jersey where it is pending as Case No. 96-916 (MTB). The Bank and UJB Financial Corp. intend to file a motion for summary judgment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following data is supplied as of April 12, 1996:

                                            TITLE (ALL POSITIONS AND OFFICES PRESENTLY HELD
              NAME                 AGE      WITH REGISTRANT) AND YEAR APPOINTED TO OFFICE(S)
- ---------------------------------  ---   ------------------------------------------------------
T. Joseph Semrod.................  59    Chairman of the Board and Chief Executive Officer
                                         (1981)
Robert G. Cox....................  55    President (1996)
John G. Collins..................  59    Vice Chairman (1986)
John R. Howell...................  62    Vice Chairman (1987)
John R. Haggerty.................  60    Senior Executive Vice President/Finance (1987) and
                                         Treasurer (1981)
Sabry J. Mackoul.................  55    Senior Executive Vice President/Retail Banking (1993)
Stephen H. Paneyko...............  53    Senior Executive Vice President/Commercial Banking
                                         (1987)
Larry L. Betsinger...............  58    Executive Vice President/Corporate Information
                                         Services (1990)
Alfred M. D'Augusta..............  54    Executive Vice President/Human Resources (1988)
John R. Feeney...................  46    Executive Vice President/Asset Liability Management
                                         (1996)
William J. Healy.................  51    Executive Vice President (1988) and Comptroller (1979)
                                         and Assistant Secretary (1980)
Richard F. Ober, Jr. ............  52    Executive Vice President (1988), General Counsel
                                         (1975) and Secretary (1978)
Dennis Porterfield...............  59    Executive Vice President/Bank Investments (1991) and
                                         Assistant Secretary (1975)
Alan N. Posencheg................  54    Executive Vice President/Corporate Operations and
                                         Information Services (1984)
Gary F. Simmerman................  61    Executive Vice President/Consumer Loans and Services
                                         (1994)
George J. Soltys, Jr. ...........  49    Executive Vice President/Corporate Planning (1996)
Edmund C. Weiss, Jr. ............  53    Executive Vice President (1990) and Auditor (1977)

     The term of each of the above officers is until the next organization meeting of the Board of Directors, which occurs immediately following the annual meeting of shareholders, and until a successor is appointed by the Board of Directors. Each officer may be removed at any time by the Board of Directors without cause. Management of Summit is not aware of any family relationship between any director or executive officer or person nominated or chosen to become a director or executive officer. All of the executive officers named above have been employed in executive positions by Summit, a subsidiary of Summit or a bank holding company merged into Summit for more than the last five years.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     This item has been omitted pursuant to paragraph (2) of General Instruction "G" -- Information to be Incorporated by Reference. See the Shareholders' Equity and Dividends section in the Financial Review on pages 22 and 23, Notes 13 and 14 to the Combined Consolidated Financial Statements on pages 42 and 43 and Unaudited Quarterly Financial Data on page 52 of the 1995 Annual Report to Shareholders incorporated herein by reference as Exhibit 13. At March 1, 1996 there were 30,286 record holders of Summit Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     (a) Combined Consolidated (including the Summit Bancorporation)

     This item is omitted pursuant to paragraph (2) of General Instruction
"G" -- Information to be Incorporated by Reference. See Combined Consolidated Summary of Selected Financial Data on pages 50 and 51 of the 1995 Annual Report to Shareholders incorporated herein by reference as Exhibit 13. Included in non-interest income for the years 1995 through 1991 were investment securities gains of $8.6 million, $2.2 million, $9.6 million, $19.2 million and $13.4 million respectively.

     (b) Consolidated (UJB Financial Corp. only)

                                     1995          1994          1993          1992          1991
                                  -----------   -----------   -----------   -----------   -----------
INCOME STATEMENT DATA:
Interest income.................  $ 1,096,740   $   960,973   $   907,628   $   979,008   $ 1,134,624
Interest expense................      445,973       344,869       331,720       429,725       634,432
Net interest income.............      650,767       616,104       575,908       549,283       500,192
Provision for loan losses.......       65,250        84,000        95,685       139,555       167,650
Securities gains................        6,114         1,888         8,877        18,485        13,919
Net income......................      170,367       130,150        82,418        56,788        24,252
Net income per share............         2.99          2.35          1.50          1.09           .46
Cash dividends declare per
  share.........................         1.19           .94           .69           .60           .60
BALANCE SHEET DATA:
Total assets....................  $15,885,655   $15,429,472   $13,789,641   $14,114,550   $13,727,539
Total deposits..................   13,261,410    12,567,791    11,751,499    12,087,328    11,620,247
Total loans.....................   10,457,382     9,656,574     8,743,708     8,928,580     8,937,873
Shareholders' equity............    1,296,846     1,104,260     1,019,252       959,492       850,873
Allowance for loan losses.......      187,650       214,161       244,154       277,449       292,490
Long term debt..................      203,649       204,754       208,654       216,945        65,152

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     (a) Combined consolidated (including The Summit Bancorporation)

     This item is omitted pursuant to paragraph (2) of General Instruction
"G" -- Information to be Incorporated by Reference. See Financial Review on pages 19 through 29 of the 1995 Annual Report to Shareholders incorporated herein by reference as Exhibit 13. Reference is made to page 11 of this report for a discussion of the effects of inflation.

     (b) Consolidated (UJB Financial Corp. only)

YEARS ENDED DECEMBER 31, 1995 AND 1994

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 54 through 69 of the 1995 Annual Report to Shareholders included herein as Exhibit 13, which are incorporated herein by reference.

     At December 31, 1995, total assets were $15.9 billion, an increase of $456.2 million or 3.0% from year-end 1994. The increase was primarily due to the increase in the loan portfolio partially offset by a decrease in the securities portfolio. In addition the purchase acquisition of Bancorp New Jersey ("Bancorp") on July 11, 1995, increased assets by $504.5 million.

     Securities held to maturity at December 31, 1995 were $2.3 billion, a decrease of $1.8 billion or 44.1% from year-end 1994. The Financial Accounting Standards Board issued a special report on the implementation of Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities," and permitted a one-time reclassification of securities as of a single measurement date between November 15, 1995 and December 31, 1995. As a result, on December 31, 1995, $1.4 billion of securities held to maturity with a net unrealized loss of $.4 million were transferred to securities available for sale. Additionally, the decline from year-end 1994 was a result of $735.8 million in maturities, partially offset by $108.7 million in purchases. Securities held to maturity are recorded at amortized cost. The aggregate market value at December 31, 1995 was $2.3 billion.

     At December 31, 1995, securities available for sale, reported at fair value, amounted to $1.6 billion. These securities increased $1.4 billion from year-end 1994, and were comprised of $1.2 billion in U.S. Government and Federal agencies primarily collateralized mortgage obligations (CMOs) and $355.8 million of other securities (primarily corporate CMOs). The increase was primarily the result of a $1.4 billion transfer from securities held to maturity. During 1995, $303.6 million of securities were purchased, including $171.6 million of securities from the acquisition of Bancorp. Offsetting these purchases were maturities of $82.0 million and sales of $5.3 million.

     Total loans at December 31, 1995 amounted to $10.5 billion and increased $800.8 million or 8.3% from year-end 1994. Loan growth during 1995 was concentrated in the mortgage and consumer loan portfolios, reflecting declining rates during the second half of 1995, successful promotions throughout a period of declining interest rates during the second half of 1995 and growth from the Bancorp acquisition. Residential mortgage loans increased $497.1 million or 37.4% from December 31, 1994 to $1.8 billion at December 31, 1995. Commercial mortgage loans amounted to $1.5 billion at December 31, 1995 increasing 5.6% from year-end 1994. Consumer loans increased $277.5 million or 12.4% from year-end 1994 to total $2.5 billion at December 31, 1995. Partially offsetting these increases, commercial loans decreased $55.6 million or 1.2% from December 31, 1994.

     At December 31, 1995, non-performing loans were $166.5 million or 1.59% of total loans. This compares to $167.7 million or 1.74% of total loans at year-end 1994. At December 31, 1995, non-performing loans decreased by $1.2 million compared with year-end 1994. Since December 31, 1994, other real estate owned
(OREO) decreased $11.6 million or 36.9% to $19.8 million at December 31, 1995.

     On January 1, 1995, SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," was adopted. This statement requires certain in-substance foreclosures (ISFs) to be classified as non-performing loans. Upon adoption, ISFs totaling $6.4 million, net of specific reserves of $3.8 million, were transferred from other real estate owned ("OREO") to non-performing loans. Prior period balances were not restated as the respective amounts were considered immaterial. In conjunction with the adoption of SFAS 114, UJB also adopted SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures". These statements prescribe the accounting for impaired loans and specify acceptable methods for determining the allowance for loan losses related to these impaired loans. UJB Financial has defined the population of impaired loans to be all non-accrual loans. At December 31, 1995, the total impaired loan portfolio was $166.5 million for which general and specific allocations to the allowance for loan losses of $27.6 million were identified. Interest collections on non-accrual loans are generally credited to interest income when received. However, if ultimate collectibility of the principal is in doubt, interest collection are applied as principal reductions. The amount of cash basis interest income that was recognized on impaired loans during 1995 was $2.2 million.

     The allowance for loan losses at December 31, 1995 was $187.7 million or 1.79% of total loans, compared to $214.2 million or 2.22% of total loans at December 31, 1994. For the year ended 1995, net charge offs were $97.9 million or .99% of average loans compared to $78.9 million or .86% during the comparable period in 1994.

     Total deposits were $13.3 billion at December 31, 1995, an increase of $693.6 million or 5.5% from December 31, 1994. This increase was primarily attributable to the acquisition of Bancorp which had total deposits of $450.0 million, at July 11, 1995. Savings and time deposits increased $351.3 million or 3.9% from December 31, 1994 to $9.3 billion. Commercial certificates of deposit $100,000 and over were $496.2 million, an increase of $125.0 million or 33.7% compared to the prior year. Demand deposits increased $217.3 million or 6.7% from year-end 1994 to $3.5 billion.

     Borrowed funds, including long-term debt, at December 31, 1995 decreased $462.1 million or 30.0% from December 31, 1994 to $1.1 billion. Cash flows from maturities and other cash flows from the securities portfolio were used to reduce the level of borrowed funds from year-end 1994.

     Total shareholders' equity increased $192.6 million or 17.4% from December 31, 1994 to $1.3 billion. Unrealized gains and losses on securities were recorded net of taxes as a separate component of shareholders' equity. As of December 31, 1995, the unrealized loss recorded in equity amounted to $1.9 million, compared to $9.2 million from year-end 1994.

     Under the risk-based capital guidelines, the Tier I leverage ratio of UJB was 7.72% at December 31, 1995, compared to 7.02% at December 31, 1994. Tier I capital was 10.02% and total capital was 12.76% at December 31, 1995, compared with 9.27% and 12.04%, respectively, at December 31, 1994. The current minimum regulatory guideline for the Tier I leverage ratio is 4.0% for institutions that have a regulatory rating of two or better. The current minimum regulatory guidelines for Tier I and total capital ratios are 4.0% and 8.0%, respectively.

     In 1995, net income increased 30.9% to $170.4 million from $130.2 million for 1994. Net income per share for 1995 was $2.99 compared with $2.35 in the prior year, an increase of 27.2%. As a result of improved earnings for the fifth year, the quarterly common dividend was increased twice during 1995 to an annualized dividend rate of $1.28, a 23.1% increase over the $1.04 dividend rate at year-end 1994.

     Interest income on a tax-equivalent basis was $1.1 billion for 1995, an increase of $133.7 million or 13.7% compared to 1994. The increase was primarily due to both the rise in interest rates and growth in the loan portfolio. Interest expense increased $101.1 million or 29.3% for 1995 from $344.9 million in 1994. This increase reflects the rise in interest rates and the resultant increased cost of time deposits and borrowed funds.

     Net interest income on a tax-equivalent basis was $664.0 million for 1995 compared with $631.4 million for 1994, an increase of $32.6 million or 5.2%. The net interest spread percentage on a tax-equivalent basis (the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities) was 3.77% for 1995 compared to 3.94% from the prior year. Net interest margin (net interest income on a tax-equivalent basis as a percentage of average interest earning assets) was 4.71% for 1995 compared to 4.63% in 1994.

     Asset and liability management efforts involve the use of certain derivative financial instruments. At December 31, 1995, the notional value of this derivative financial instruments portfolio consisted of $795.0 million of interest rate swaps. Interest rate swaps are contractual agreements between two parties to exchange interest payments at particular intervals on a specified notional amount. These swaps are accounted for as hedges and are not recorded on the balance sheet. Income or expense related to these instruments is accrued monthly and recognized as an adjustment to interest income or interest expense for those balance sheet instruments being hedged. Hedged transactions resulted in a net interest income reduction of $8.2 million for

1995, compared to $1.2 million in 1994. The market value of these contracts at December 31, 1995 was positive $.1 million compared to a negative $52.0 million at December 31, 1994.

     The provision for loan losses for 1995 was $65.3 million, a decline of $18.8 million or 22.3%, compared with the same period in 1994. This decrease resulted primarily from reductions in non-performing loans and OREO during 1995.

     Non-interest income, including securities gains, for the year ended 1995 totaled $174.5 million, an increase of $14.2 million or 8.9% compared with the year ended 1994. Effective June 30, 1995, merchant credit card and ATM fees are recorded net of related processing expenses. Amounts for prior periods have been reclassified for comparative purposes.

     Service charges on deposit accounts amounted to $68.0 million in 1995, an increase of $3.5 million or 5.4% from 1994. This increase was primarily due to higher fees charged on personal demand deposit accounts. Service and loan fees income in 1995 increased $.5 million or 1.7% compared to 1994. This increase was primarily due to higher commercial loan fees.

     During 1995, other income increased $5.1 million or 11.5% to $49.0 million. This increase was primarily attributable to increased discount brokerage fees, other commissions and gains on the sales of branch assets.

     For the year ended December 31, 1995, net gains of $6.1 million on the sales of securities were realized compared with net gains of $1.9 million over the prior year period.

     Non-interest expenses during 1995 totaled $493.4 million, an increase of $5.2 million or 1.1% from 1994. Salaries expense totaled $195.6 million in 1995, an increase of $12.3 million or 6.7% compared to 1994. This increase was primarily attributable to merit increases, the purchase of Palisade Savings Bank, FSB in September 1994, and the purchase of Bancorp in July 1995. Pension and other employee benefits for the year ended 1995 were $60.1 million, an increase of $6.7 million or 12.5% compared with 1994. This increase was due to pension and other postemployment benefit costs.

     Occupancy expenses for the year ended December 31, 1995 were $52.9 million, an increase of $2.1 million or 4.2% from 1994. Furniture and equipment expenses amounted to $51.4 million, an increase of $2.3 million or 4.7% from $49.1 million in 1994.

     The FDIC assessment totaled $15.6 million, a decrease of $12.3 million or 44.1% from 1994. This decrease is attributable to the lower premiums charged for deposit insurance, retroactive to June 1, 1995. The company received a $5.2 million premium reduction and a $1.8 million one-time rebate.

     Other real estate owned expenses were $6.3 million for 1995, a decrease of $12.0 million or 65.4% from 1994. Included in these amounts was a provision for losses on other real estate owned and expenses related to holding property. A provision of $4.2 million and $10.6 million was added to the allowance for other real estate owned for the year ended December 31, 1995 and December 31, 1994, respectively. Other real estate owned expenses also include expenses related to holding and operating foreclosed properties and are net of rental income and gains on sales of properties. These costs amounted to $2.1 million for 1995 compared with $7.7 million for 1994. The decline in these expenses reflects the benefits from the ongoing workout efforts.

     Other expenses totaled $100.7 million for 1995, an increase of $6.1 million or 6.5% from 1994. This increase is primarily attributable to the amortization of goodwill and intangibles from acquisitions, an increase of $3.7 million; professional and other fees, an increase of $1.0 million; and communication expenses, an increase of $1.5 million.

     Liquidity is the ability to meet the borrowing needs and deposit withdrawal requirements of customers and support asset growth. Principal sources of liquidity are deposit generation, access to purchased funds, maturities and repayments of loans and securities and interest and fee income.

     The Consolidated Statements of Cash Flows present the change in cash and cash equivalents from operating, investing and financing activities. During 1995, net cash provided by operating activities totaled $348.0 million. Contributing to net cash provided by operating activities were the results of operations adjusted for the provisions for loan losses and other real estate owned, and proceeds from the sales of mortgages held for sale. Net cash used in investing activities totaled $502.3 million and was the result of activity in the securities and loan portfolios. Net cash provided by financing activities totaled $246.4 million, reflecting the reductions in borrowed funds offset by a net increase in time deposits from year-end 1994.

     During 1995, proceeds of $818.6 million from maturities in the held to maturity and available for sale portfolio, combined with an increase of $693.6 million in total deposits contributed to liquidity. Offsetting these sources, were increases in total loans of $904.0 million, purchases of securities, totaling $412.4 million and a decrease of $460.3 million in short-term borrowing.

     Scheduled maturities and anticipated principal repayments of the securities portfolios will approximate $582.8 million during 1996. In addition, all or part of the securities available for sale of $1.6 billion could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Liquidity is also available through additional lines of credit and the ability to incur additional debt. At December 31, 1995, there were $40.0 million of short-term lines of credit available for general corporate purposes, with no outstandings. In addition, the banking subsidiaries have established lines of credit with the Federal Home Loan Bank of New York which further support and enhance liquidity.

RESULTS OF OPERATIONS -- 1994 COMPARED WITH 1993

     Net income in 1994 was $130.2 million, or $2.35 per share, compared to $82.4 million for 1993, or $1.50 per share. As a result of improved earnings for the fourth year, the quarterly dividend paid on common stock was increased during 1994 to an annualized dividend rate of $1.04 per share, a 23.8% increase over the $.84 dividend rate at year-end 1993. Improved earnings were primarily the result of growth in net interest income and a reduction in the provision for loan losses and non-interest expenses.

     Net interest income on a tax-equivalent basis amounted to $631.4 million, an increase of $38.8 million, or 6.5%, from $592.6 million earned in 1993. The net interest spread on a tax-equivalent basis decreased to 3.94%, compared to 3.98% earned in 1993. Net interest margin increased to 4.63% during 1994 compared to 4.62% in 1993.

     Interest income on a tax-equivalent basis was $976.2 million, an increase of $51.9 million, or 5.6%, compared to 1993. This increase was primarily due to volume increases in the loan and securities portfolios. Interest expense was $344.9 million, an increase of $13.1 million, or 4.0% from $331.7 million in 1993. The increase was principally a result of volume increases in borrowed funds and commercial CDs. These increases were partially offset by the decline in retail time deposits.

     The provision for loan losses was $84.0 million for the year ended December 31, 1994, down $11.7 million, or 12.2%, from $95.7 million recorded in 1993. This decrease resulted primarily from improvement in asset quality during 1994 as non-performing loans declined 34.1% and net charge offs declined 38.8%. Net charge offs in 1994, which do not include the write down of $37.0 million on the transfer of assets held for accelerated disposition, totaled $78.9 million, a decline of $50.1 million from $129.0 million in 1993. These net charge offs represented .86% of average loans in 1994, compared to 1.46% of average loans in 1993.

     Non-interest income, including securities gains, amounted to $160.3 million in 1994, compared to $163.3 million the prior year, a decrease of $3.0 million, or 1.8%. Excluding securities gains, non-interest income rose $4.0 million, or 2.6%, from 1993. Service charges on deposit accounts increased $4.0 million, or 6.6%, to $64.5 million in 1994. This growth was primarily attributed to service charges on personal demand deposit accounts. Service and loan fee income increased $6.5 million, or 30.7% to $27.5 million in 1994. Trust income of $21.8 million was relatively unchanged from the prior year. Other income amounted to $43.9 million, a decline of $5.2 million, or 10.6%, compared to the prior year. This decrease was primarily due to a $1.4 million decline in brokerage fees and a $2.7 million decrease in secondary market mortgage income as a result of lower fixed-rate mortgage loan originations.

     For the year ended December 31, 1994, securities gains were $1.9 million, compared to $8.9 million in 1993, a decline of $7.0 million, or 78.7%. The 1993 gains were realized as securities available for sale were sold to reduce prepayment risk in the CMO portfolio.

     Non-interest expenses totaled $488.2 million in 1994, a decrease of $49.8 million, or 9.2%, compared to 1993. Excluding the 1993 restructuring charge of $21.5 million, non-interest expenses decreased $28.3 million, or 5.5%, from 1993. Salaries totaled $183.3 million in 1994, a decrease of $2.2 million, or 1.2%, compared to 1993. Pension and other employee benefits totaled $53.4 million for the year ended December 31, 1994, and were $5.2 million, or 8.9%, below 1993. The decreases in salaries and benefits reflected the impact of the restructuring and consolidation activities in 1994.

     Occupancy expenses were $50.7 million for 1994, an increase of $2.3 million, or 4.7%. This increase was attributed to additional maintenance costs, primarily snow removal in the first quarter of 1994, as well as increased rental expense and real estate taxes.

     Furniture and equipment expenses amounted to $49.1 million, an increase of $3.5 million, or 7.6%, from $45.6 million in 1993. OREO expenses totaled $18.3 million for 1994, down $22.6 million, or 55.3%, from 1993 due to a reduction in the number of OREO properties. A provision of $10.6 million was recorded in 1994, compared to $32.1 million in 1993. OREO expenses also include expenses related to holding and operating foreclosed properties and are net of rental income and gains on sales of properties. These costs declined $1.1 million, or 13.0%, in 1994 and amounted to $7.7 million for the year.

     The FDIC assessment of $27.9 million decreased $1.3 million, or 4.5%, from 1993. Other expenses, which include professional fees and communication expenses, were $94.6 million in 1994, a decrease of $2.9 million, or 3.0%, from 1993. This decline was primarily the result of a reduction in professional fees which totaled $35.5 million for 1994.

     In the third quarter of 1993, a charge of $21.5 million was recorded to reflect the costs associated with consolidation of the bank subsidiaries and reorganizing the company along business lines. The charge generally represented those incremental costs incurred as a result of the restructuring plan.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     This item is omitted pursuant to paragraph (2) of General Instruction "G" -- Information to be Incorporated by Reference.

     (a) Combined consolidated (including The Summit Bancorporation)

     See Combined Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 32 through 48 of the 1995 Annual Report incorporated herein by reference as Exhibit 13.

     (b) Consolidated (UJB Financial Corp. only)

     See Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 54 through 69 of the 1995 Annual Report included herein as
Exhibit 13, which are incorporated herein by reference.

     The following summarizes certain 1995 and 1994 quarterly consolidated financial data for UJB Financial Corp. and subsidiaries. In the opinion of management, all adjustments necessary for a fair presentation of the results for each quarter have been included.

                                                          1995                                        1994
                                        -----------------------------------------   -----------------------------------------
                                        DEC. 31    SEPT. 30   JUNE 30    MAR. 31    DEC. 31    SEPT. 30   JUNE 30    MAR. 31
                                        --------   --------   --------   --------   --------   --------   --------   --------
SUMMARY OF OPERATIONS
  (IN THOUSANDS)
Interest income.......................  $278,741   $276,548   $273,934   $267,517   $260,771   $248,285   $232,623   $219,294
Interest expense......................   112,248    113,892    113,207    106,626     99,971     89,302     81,605     73,991
                                        --------   --------   --------   --------   --------   --------   --------   --------
  Net interest income.................   166,493    162,656    160,727    160,891    160,800    158,983    151,018    145,303
Provision for loan losses.............    16,500     18,000     15,750     15,000     28,500     18,500     18,500     18,500
                                        --------   --------   --------   --------   --------   --------   --------   --------
  Net interest income after provision
    for loan losses...................   149,993    144,656    144,977    145,891    132,300    140,483    132,518    126,803
Non-interest income...................    44,362     45,075     43,655     41,444     39,845     40,759     39,267     40,417
Non-interest expenses.................   122,160    121,040    124,820    125,358    122,049    121,632    124,196    120,322
                                        --------   --------   --------   --------   --------   --------   --------   --------
  Income before income taxes..........    72,195     68,691     63,812     61,977     50,096     59,610     47,589     46,898
Federal and state income taxes........    26,190     24,652     23,476     21,990     15,773     21,039     18,893     16,607
                                        --------   --------   --------   --------   --------   --------   --------   --------
  Income before cumulative effect of a
    change in accounting principle....    46,005     44,039     40,336     39,987     34,323     38,571     28,696     30,291
Cumulative effect of a change in
  accounting principle................        --         --         --         --         --         --         --     (1,731)
                                        --------   --------   --------   --------   --------   --------   --------   --------
  Net income..........................  $ 46,005   $ 44,039   $ 40,336   $ 39,987   $ 34,323   $ 38,571   $ 28,696   $ 28,560
                                        ========   ========   ========   ========   ========   ========   ========   ========
Net income per common share data......  $    .79   $    .76   $    .72   $    .72   $    .62   $    .70   $    .52   $    .51
                                        ========   ========   ========   ========   ========   ========   ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     This item is omitted pursuant to paragraph (3) of General Instruction
"G" -- Information to be Incorporated by Reference, except that certain information on Executive Officers of the Registrant is included in Part I of this report. A definitive proxy statement, dated April 12, 1996 (the "Proxy Statement"), will be filed with the Securities and Exchange Commission no later than April 12, 1996. Information required by Item 401 of Regulation S-K is provided at page 34 of this Annual Report on Form 10-K and in the Proxy Statement under the caption "Election of Directors", which is hereby incorporated herein by reference. Information required by Item 405 of Regulation S-K is provided in the Proxy Statement in the material appearing under the caption "Additional Information Regarding Directors and Officers" and is hereby incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     This item is omitted pursuant to paragraph (3) of General Instruction
"G" -- Information to be Incorporated by Reference. Information required by Item 402 of Regulation S-K is provided in the Proxy Statement under the captions "Corporate Governance Guidelines -- Remuneration of Outside Directors", "Compensation Committee Report on Executive Compensation", "Summary Compensation Table", "Option/SAR Grants in Last Fiscal Year", "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values", "Stock Performance Graph" and "Certain Information As To Executive Officers", all of which information is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     This item has been omitted pursuant to paragraph (3) of General Instruction "G" -- "Information to be Incorporated by Reference". Information required by
Item 403 of Regulation S-K is provided at page 1 of the Proxy Statement in the introductory information to the Proxy Statement and at pages 7-8 of the Proxy Statement under the caption "Beneficial Ownership of Summit Equity Securities by Directors and Executive Officers", all of which is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     This item is omitted pursuant to paragraph (3) of Instruction
"G" -- "Information to be Incorporated by Reference". Information required by
Item 404 of Regulation S-K is provided in the Proxy Statement in the material appearing under the caption "Additional Information Regarding Directors and Officers", which is hereby incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a)(1) Financial statements, Summit Bancorp. and Subsidiaries:

                                                                                        PAGE
                                                                                        -----
                Management's and Independent Auditors' Report..........................   49
                Combined Consolidated Balance Sheets -- December 31, 1995 and 1994.....   32
                Combined Consolidated Statements of Income -- Three Years Ended
                  December 31, 1995....................................................   33
                Combined Consolidated Statements of Cash Flows -- Three Years Ended
                  December 31, 1995....................................................   34
                Consolidated Statements of Shareholders' Equity -- Three Years Ended
                  December 31, 1995....................................................   35
                Notes to Consolidated Financial Statements.............................   36
                Unaudited Quarterly Financial Data.....................................   52

a)(2) Financial statements, UJB Financial Corp. and Subsidiaries:

                Independent Auditors' Report...........................................   70
                Consolidated Balance Sheets -- December 31, 1995 and 1994..............   54
                Consolidated Statements of Income -- Three Years Ended December 31,
                  1995.................................................................   55
                Consolidated Statements of Cash Flows -- Three Years Ended December 31,
                  1995.................................................................   56
                Consolidated Statements of Shareholders' Equity -- Three Years Ended
                  December 31, 1995....................................................   57
                Notes to Consolidated Financial Statements.............................   58

Financial statement schedules are omitted as the required information is not applicable or the information is presented in the financial statements or related notes thereto.

a)(3) Other Exhibits (All references to Forms 8-K, 10-K, 10-Q, 8-A, S-1, S-3, S-4, S-8 and other Forms provided for by the Securities Act of 1933, Securities Exchange Act of 1934 or the Trust Indenture Act of 1940 refer to Securities and Exchange Commission File No. 1-6451 of Summit Bancorp., unless otherwise specifically noted below. Specific exhibits are numbered in accordance with Item 601 of Regulation S-K):

        (3) Articles of incorporation; By-laws.

                  A. Restated Certificate of Incorporation of Summit Bancorp.,
                     as restated March 1, 1996.

                  B. By-Laws of Summit Bancorp., as restated October 18, 1995.

        (4) Instruments defining the rights of security holders, including indentures.

                 A. Rights Agreement, dated as of August 16, 1989, by and
                    between Summit Bancorp. (under former name UJB Financial Corp.) and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A, filed August 28, 1989).

                  B. Indenture, dated as of November 1, 1972, between Summit
                     Bancorp. (under former name United Jersey Banks) and The Bank of New York, as Trustee, for $20,000,000 of 7 3/4% Sinking Fund Debentures due November 1, 1997 (incorporated by reference to Exhibit 4(a) to Amendment No. 2 to Registration Statement No. 2-45397 on Form S-1, filed October 25, 1972).

- ---------------

*Refers to the respective page numbers of Summit Bancorp. 1995 Annual Report to Shareholders included as Exhibit 13. Such pages are incorporated herein by reference.

                 C. Purchase Agreement, dated October 25, 1972, between Summit Bancorp. (under former name United Jersey Banks) and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Brothers, for 7 3/4% Sinking Fund Debentures (incorporated by reference to Exhibit 1(b) to Amendment No. 2 to Registration Statement No. 2-45397 on Form S-1, filed October 25, 1972).

                  D. Note Agreement, dated as of August 19, 1993, between
                     Summit Bancorp. (under former name UJB Financial Corp.) and The Northwestern Mutual Life Insurance Company relating to $20,000,000 of 7.95% Senior Notes Due August 25, 2003
                     (incorporated by reference to Exhibit (4)D. on Form 10-Q for the quarter ended September 30, 1993).

                  E. (deleted)

                  F. (deleted)

                  G. (i) Subordinated Indenture, dated as of December 1, 1992, between Summit Bancorp. (under former name UJB Financial Corp.) and Citibank, N.A., Trustee, relating to $175,000,000 of 8 5/8% Subordinated Notes Due December 10, 2002 of Summit Bancorp. (incorporated by reference to Exhibit (4)G. on Form 10-K for the year ended December 31,
                     1992), and (ii) Specimen of Summit Bancorp.'s 8 5/8% Subordinated Notes Due December 10, 2002 (incorporated by reference to Exhibit 4 on Form 8-K, dated December 10,
                     1992).

          (10) Material Contracts

                  A. (i) Asset Purchase Agreement, dated as of March 1, 1995, among United Jersey Bank and certain subsidiaries of United Jersey Bank, as Sellers, and ANJ Portfolio, LLC, as Purchaser (incorporated by reference to Exhibit (10)A.(i) on Form 10-K for the year ended December 31, 1994), and
                     (ii) Amendment, dated March 27, 1995, to the Asset Purchase Agreement (incorporated by reference to Exhibit (10)A.(ii) on Form 10-K for the year ended December 31, 1994).

                  B. (i) Master Agreement of Lease, dated January 26, 1982,
                     between Summit Bancorp. (under former name United Jersey Banks) and Sha-Li Leasing Associates, Inc. relating to equipment leases in excess of $10,000,000 in aggregate lease obligations, including form of Equipment Schedule (incorporated by referenced to Exhibit (10)B.(i) on Form 10-Q for the quarter ended September 30, 1993), (ii) Assignment and Assumption of Equipment Lease, effective December 31, 1991, between Summit Bancorp. (under former name UJB Financial Corp.) and UJB Financial Service Corporation (relating to assignment of Master Agreement of Lease) (incorporated by reference to Exhibit (10)B.(ii) on Form 10-Q for the quarter ended September 30, 1993), and
                     (iii) Form of Guaranty Agreement between Summit Bancorp. (under former name UJB Financial Corp.) and various lenders under the Master Agreement of Lease relating to certain equipment leases in excess of $10,000,000 in aggregate lease obligations (incorporated by reference to Exhibit
                     (10)B.(iii) on Form 10-Q for the quarter ended September 30, 1993).

                 *C. (i) UJB Financial Corp. (former name of Summit Bancorp.)
                     1993 Incentive Stock and Option Plan (incorporated by reference to Exhibit 10(C) to Registration Statement No. 33-62972 on Form S-8, filed May 19, 1993), (ii)
                     Compensation Committee Regulations for the Grant and Exercise of Stock Options and Restricted Stock (adopted July 19, 1993) (incorporated by reference to Exhibit
                     (10)C.(ii) on Form 10-Q for the quarter ended June 30,
                     1993), and (iii) Compensation Commit-

- ---------------

* Management contract or compensatory plan or arrangement.

                    tee Interpretation of Section 5(e)(ii)(F) (incorporated by reference to Exhibit (10)C. (iii) on Form 10-Q for the quarter ended March 31, 1994).

                *D. (i) UJB Financial Corp. (former name of Summit Bancorp.)
                    1990 Stock Option Plan (incorporated by reference to Exhibit
                    (10) to Registration Statement No. 33-36209 on Form S-8, filed July 26, 1990), and (ii) Compensation Committee Regulations for the Grant and Exercise of Stock Options and Restricted Stock (adopted July 19, 1993) (incorporated by reference to Exhibit (10)C.(ii) on Form 10-Q for the quarter ended June 30, 1993).

                 E. (deleted)

                 F. Description of Incentive Plan approved January 20, 1982
                    (incorporated by reference to Exhibit (10)F. on Form 10-K for the year ended December 31, 1994).

                 G. (i) Deferred Compensation Plan for Directors, as revised
                    October 17, 1979, (incorporated by reference to Exhibit
                    (10)G.(i) on Form 10-K for the year ended December 31,
                    1994), and (ii) Amendment adopted April 25, 1994 (incorporated by reference to Exhibit (10)G.(ii) on Form 10-K for the year ended December 31, 1994).

                *H. (i) Agreement dated April 2, 1981 between Summit Bancorp.
                    (under former name United Jersey Banks) and T. Joseph Semrod (incorporated by reference to Exhibit (10)H.(i) on Form 10-K for the year ended December 31, 1994), with (ii) Amendment No. 1 dated May 5, 1981 (incorporated by reference to Exhibit (10)H.(ii) on Form 10-K for the year ended December 31, 1994), (iii) Amendment No. 2 dated December 15, 1982 (incorporated by reference to Exhibit (10)H.(iii) on Form 10-K for the year ended December 31, 1994), and (iv) Amendment No. 3 dated August 20, 1986 (incorporated by reference to Exhibit (10)H.(iv) on Form 10-K for the year ended December 31, 1994).

                *I. (i) Employment Agreement, dated March 1, 1996, between
                    Summit Bancorp. and Robert G. Cox, and (ii) Agreement, dated as of September 1, 1995, between The Summit Bancorporation (predecessor corporation to Summit Bancorp.) and Robert G. Cox assumed by Summit Bancorp.

                *J. Consulting Agreement effective July 1, 1994 between The
                    Summit Bancorporation (predecessor corporation to Summit Bancorp.) and Thomas D. Sayles, Jr. assumed by Summit Bancorp. (incorporated by reference to Exhibit 10(a) on Form 10-K of The Summit Bancorporation (File No. 0-8026) for the year ended December 31, 1994).

                 K. (i) Guaranty Agreement, dated August 7, 1991, by and between
                    Summit Bancorp. (under former name UJB Financial Corp.) and Security Pacific National Bank, as Trustee (incorporated by reference to Exhibit (10)K.(i) on Form 10-Q for the quarter ended June 30, 1991), (ii) Warranty Bill of Sale, dated August 7, 1991, of Trico Mortgage Company (incorporated by reference to Exhibit (10)K.(ii) on Form 10-Q for the quarter ended June 30, 1991), and (iii) Pooling and Servicing Agreement, dated as of June 30, 1991, by and among Trico Mortgage Company, Inc., Securitization Subsidiary I, Inc. and Security Pacific National Bank, as Trustee (incorporated by reference to Exhibit (10)K.(iii) on Form 10-Q for the quarter ended June 30, 1991).

                *L. (i) United Jersey Banks (former name of Summit Bancorp.)
                    1982 Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 2-78500

- ---------------

* Management contract or compensatory plan or arrangement.

                    on Form S-8, filed July 21, 1982) with (ii) Amendment No. 1, dated June 16, 1984 (incorporated by reference to Exhibit
                    (10)L.(ii) on Form 10-K for the year ended December 31,
                    1994), (iii) Amendment No. 2, dated December 19, 1990, and
                    (iv) Compensation Committee Regulations for the Grant and Exercise of Stock Options and Restricted Stock (adopted July 19, 1993) (incorporated by reference to Exhibit (10)C.(ii) on Form 10-Q for the quarter ended June 30, 1993).
 .

                *M. (i) Retirement Restoration Plan, adopted April 19, 1983
                    (incorporated by reference to Exhibit (10)M.(i) on Form 10-K for the year ended December 31, 1994), (ii) Supplemental Retirement Plan, adopted August 16, 1989 (incorporated by reference to Exhibit (10)M.(ii) on Form 10-K for the year ended December 31, 1994), (iii) Written Consent of UJB Financial Corp. (former name of Summit Bancorp.) Benefits Committee interpreting the Retirement Restoration Plan, adopted August 30, 1989 (incorporated by reference to Exhibit (10)M.(iii) on Form 10-K for the year ended December 31, 1994), and (iv) Amendments to the Retirement Restoration Plan and Supplemental Retirement Plan adopted April 25, 1994 (incorporated by reference to Exhibit (10)M.(iv) on Form 10-K for the year ended December 31, 1994).

                 N. (i) Equipment Lease Guaranty dated as of August 31, 1992 by
                    Summit Bancorp. (under former name UJB Financial Corp.) to Sanwa General Equipment Leasing, Inc. (incorporated by reference to Exhibit (10)N.(i) on Form 10-Q for the quarter ended March 31, 1993), and (ii) Equipment Lease Agreement dated as of August 31, 1992 and Equipment Schedule Nos. A-1 and A-2 dated as of August 31, 1992 between Sanwa General Equipment Leasing, Inc. and UJB Financial Service Corporation, United Jersey Bank, United Jersey Bank/Central, N.A. (predecessor bank to United Jersey Bank) and United Jersey Bank/South, N.A. (predecessor bank to United Jersey
                    Bank), pursuant to Equipment Lease Agreement dated as of August 31, 1992, for five year lease of furniture, fixtures and equipment (incorporated by reference to Exhibit
                    (10)N.(ii) on Form 10-Q for the quarter ended March 31,
                    1993).

                 O. (i) Equipment Lease Guaranty dated as of August 31, 1992 by
                    Summit Bancorp. (under former name UJB Financial Corp.) to MetLife Capital Corporation (incorporated by reference to Exhibit (10)O.(i) on Form 10-Q for the quarter ended March 31, 1993), and (ii) Equipment Schedule Nos. B-1 and B-2 dated as of August 31, 1992 between MetLife Capital Corporation and UJB Financial Service Corporation, United Jersey Bank, United Jersey Bank/Central, N.A. (predecessor bank to United Jersey Bank) and United Jersey Bank/South, N.A. (predecessor bank to United Jersey Bank) pursuant to Equipment Lease Agreement dated as of August 31, 1992 between Sanwa General Equipment Leasing, Inc. and United Jersey Bank, United Jersey Bank/Central, N.A. (predecessor bank to United Jersey Bank) and United Jersey Bank/South, N.A.(predecessor bank to United Jersey Bank) , for five year lease of furniture, fixtures and equipment (incorporated by reference to Exhibit (10)O.(ii) on Form 10-Q for the quarter ended March 31, 1993).

                 P. Twenty-year real estate lease executed and dated December
                    12, 1988 from Hartz Mountain Industries, Inc. for real property located in Ridgefield Park, New Jersey used as a data processing facility (incorporated by reference to Exhibit (10)P. on Form 10-K for the year ended December 31,
                    1993).

- ---------------

* Management contract or compensatory plan or arrangement.

                 Q. (deleted)

                *R. Agreement, dated as of September 1, 1995, between Summit
                    Bancorp. (under name of predecessor corporation The Summit Bancorporation) and John R. Feeney.

                 S. (deleted)

                 T. (deleted)

                 U. (deleted)

                 V. (deleted)

                 W. (i) Retirement Plan for Outside Directors of UJB Financial
                    Corp., (former name of Summit Bancorp.), as amended and restated February 20, 1991, (ii) Interpretation, dated March 15, 1993, of the Retirement Plan for Outside Directors of UJB Financial Corp. (former name of Summit Bancorp.) (incorporated by reference to Exhibit (10)W.(ii) on Form 10-K for the year ended December 31, 1992), and (iii) Amendment adopted April 25, 1994 (incorporated by reference to Exhibit (10)W.(iii) on Form 10-K for the year ended December 31, 1994).

                 X. (deleted)

                 Y. (deleted)

                 Z. (deleted)

                AA. (deleted)

                BB. (deleted)

                CC. (deleted)

                DD. (deleted)

               *EE. (i) Form of Termination Agreement between Summit Bancorp. (under former name UJB Financial Corp.) and each of T. Joseph Semrod, John G. Collins, John R. Howell, John R. Haggerty, Stephen H. Paneyko, Larry L. Betsinger, Alfred M. D'Augusta, William J. Healy, Sabry J. Mackoul, Richard F. Ober, Jr., Dennis Porterfield, Alan N. Posencheg, Gary F. Simmerman and Edmund C. Weiss, Jr. (incorporated by reference to Exhibit (10)EE.(i) on Form 10-K for the year ended December 31, 1991) with (ii) Amendment No. 1, dated December 20, 1989 (incorporated by reference to Exhibit
                     (10)EE.(ii) on Form 10-K for the year ended December 31,
                     1991), (iii) Amendment No. 2, dated October 16, 1991 (incorporated by reference to Exhibit (10)EE.(iii) on Form 10-K for the year ended December 31, 1991), and (iv) Amendment No. 3, dated December 16, 1992 (incorporated by reference to Exhibit (10)EE.(iv) on Form 8-K, dated January 19, 1993).

                *FF. (i) UJB Financial Corp. (former name of Summit Bancorp.)
                     Executive Severance Plan, as amended through December 16, 1992 (incorporated by reference to Exhibit (10)FF. on Form 8-K, dated January 19, 1993), and (ii) Amendment adopted April 25, 1994 (incorporated by reference to Exhibit
                     (10)FF.(ii) on Form 10-K for the year ended December 31,
                     1994).

                 GG. (deleted)

- ---------------

* Management contract or compensatory plan or arrangement.

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

              *LL. (i) United Jersey Banks (former name of Summit Bancorp.) 1987
                   Stock Option Plan (incorporated by reference to Exhibit
                   (10)LL.(i) on Form 10-K for the year ended December 31, 1991) with (ii) Amendment dated April 25, 1989, (incorporated by reference to Exhibit (10)LL.(ii) on Form 10-K for the year ended December 31, 1994), (iii) amendment dated June 30, 1990, and (iv) Compensation Committee Regulations for the Grant and Exercise of Stock Options and Restricted Stock (adopted July 19, 1993) (incorporated by reference to Exhibit
                   (10)C.(ii) on Form 10-Q for the quarter ended June 30, 1993).

               MM. (deleted)

              *NN. First Valley Bank Executive Management Incentive Bonus Plan
                   (incorporated by reference to Exhibit (10)NN. on Form 10-K for the year ended December 31, 1992).

          (13) Summit Bancorp 1995 Annual Report to Shareholders

          (21) Subsidiaries of the registrant.

          (23) Consents of Experts and Counsel
               A. Independent Auditors' Consent -- KPMG Peat Marwick LLP

          (27) A. Financial Data Schedule -- Summit Bancorp.
               B. Financial Data Schedule -- UJB Financial Corp.
- ---------------
* Management contract or compensatory plan or arrangement.

None of the Exhibits listed above other than the Summit Bancorp 1995 Annual Report to Shareholders are furnished herewith (other than certain copies filed with the Securities and Exchange Commission). Any of such Exhibits will be furnished to any requesting securityholder upon payment of a fee of 15 cents per page. Contact Lori A. Wierzbinsky, Assistant Corporate Secretary, Summit Bancorp, P.O. Box 2066, Princeton, NJ 08543-2066 for a determination of the fee necessary to fulfill any request.

     b) Reports on Form 8-K.

      In a current report on Form 8-K dated January 19, 1995, under Item 5, Other Events, the Company reported the execution of an Agreement and Plan of Merger, dated January 19, 1995, between Bancorp New Jersey, Inc. and Summit Bancorp. (under the former name UJB Financial Corp.).

      In a current report on Form 8-K dated March 10, 1995, under Item 5, Other Events, and Item 7, Financial Statements and Exhibits, the Company issued consolidated balance sheets at December 31, 1994 and December 31, 1993 and consolidated statements of income for the years ended December 31, 1994 and 1993.

      In a current report on Form 8-K dated August 1, 1995, under Item 5, Other Events, the Company reported the execution of an Agreement and Plan of Merger, dated August 1, 1995, among The Flemington National Bank and Trust Company, Summit Bancorp. (under the former name UJB Financial Corp.) and United Jersey Bank.

      In a current report on Form 8-K dated September 10, 1995, under Item 5, Other Events, the Company reported the execution of an Agreement and Plan of Merger, dated September 10, 1995, between The Summit Bancorporation and Summit Bancorp. (under the former name UJB Financial Corp.), the related issuance, on September 11, 1995, of a contingent stock option by The Summit Bancorporation to Summit Bancorp. (under the former name UJB Financial Corp.) for 19.9% of the then outstanding common stock of The Summit Bancorporation and the related issuance, on September 11, 1995, of a contingent stock option by Summit Bancorp. (under the former name UJB Financial Corp.) to The Summit Bancorporation for 19.9% of the then outstanding common stock of Summit Bancorp.

      In a current report on Form 8-K dated September 10, 1995, under Item 5, Other Events, the Company filed certain information provided to securities analysts in connection with the proposed merger and related transactions contemplated by the Agreement and Plan of Merger, dated September 10, 1995, between The Summit Bancorporation and Summit Bancorp. (under the former name UJB Financial Corp.).

      In a current report on Form 8-K dated October 27, 1995, the Company under
      Item 5, Other Events, and Item 7, Financial Statements and Exhibits, issued consolidated balance sheets at September 30, 1995, December 31, 1994, and September 30, 1994, and consolidated statements of income for the nine months and three months ended September 30, 1995 and 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SUMMIT BANCORP

Dated: March 29, 1996                     By: /s/       J. R. HAGGERTY
                                              ---------------------------------
                                                      John R. Haggerty
                                                   Senior Executive Vice
                                                      President/Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURES                                 TITLE                    DATE
- ---------------------------------------------  -------------------------------  ---------------
/s/            T. JOSEPH SEMROD                   Chairman of the Board and      March 29, 1996
- ---------------------------------------------     Director (Chief Executive
               T. Joseph Semrod                           Officer)


/s/             ROBERT G. COX                     President and Director         March 29, 1996
- ---------------------------------------------
                Robert G. Cox


/s/            JOHN G. COLLINS                    Vice Chairman and Director     March 29, 1996
- ---------------------------------------------
               John G. Collins


/s/            JOHN R. HOWELL                     Vice Chairman and Director     March 29, 1996
- ---------------------------------------------
               John R. Howell


/s/            J. R. HAGGERTY                       Senior Executive Vice        March 29, 1996
- ---------------------------------------------   President/Finance (Principal
              John R. Haggerty                       Financial Officer)


/s/           WILLIAM J. HEALY                   Executive Vice President and    March 29, 1996
- ---------------------------------------------       Comptroller (Principal
              William J. Healy                        Accounting Officer)


/s/          S. ROGERS BENJAMIN                            Director              March 29, 1996
- ---------------------------------------------
             S. Rogers Benjamin


/s/            ROBERT L. BOYLE                             Director              March 29, 1996
- ---------------------------------------------
               Robert L. Boyle


/s/          JAMES C. BRADY, JR.                           Director              March 29, 1996
- ---------------------------------------------
             James C. Brady, Jr.


/s/          T.J. DERMOT DUNPHY                            Director              March 29, 1996
- ---------------------------------------------
             T.J. Dermot Dunphy

                 SIGNATURES                                 TITLE                    DATE
- ---------------------------------------------  -------------------------------  ---------------
/s/         ANNE EVANS ESTABROOK                          Director               March 29, 1996
- ---------------------------------------------
            Anne Evans Estabrook


/s/           ELINOR J. FERDON                            Director               March 29, 1996
- ---------------------------------------------
              Elinor J. Ferdon


/s/            FRED G. HARVEY                             Director               March 29, 1996
- ---------------------------------------------
               Fred G. Harvey


/s/            FRANCIS J. MERTZ                           Director               March 29, 1996
- ---------------------------------------------
              Francis J. Mertz


/s/         GEORGE L. MILES, JR.                          Director               March 29, 1996
- ---------------------------------------------
            George L. Miles, Jr.


/s/         HENRY S. PATTERSON II                         Director               March 29, 1996
- ---------------------------------------------
            Henry S. Patterson II


/s/         THOMAS D. SAYLES, JR.                         Director               March 29, 1996
- ---------------------------------------------
            Thomas D. Sayles, Jr.


/s/          RAYMOND SILVERSTEIN                          Director               March 29, 1996
- ---------------------------------------------
             Raymond Silverstein


/s/             ORIN R. SMITH                             Director               March 29, 1996
- ---------------------------------------------
                Orin R. Smith


/s/            JOSEPH M. TABAK                            Director               March 29, 1996
- ---------------------------------------------
               Joseph M. Tabak


/s/           DOUGLAS G. WATSON                           Director               March 29, 1996
- ---------------------------------------------
              Douglas G. Watson

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER                                 DESCRIPTION
                      --------------------------------------------------------------
      (3)A.           Restated Certificate of Incorporation of Summit Bancorp., as
                      restated March 1, 1996.
      B.              By-Laws of Summit Bancorp., as restated October 18, 1995.
      (10)I.(i)       Employment Agreement, dated March 1, 1996, between Summit
                      Bancorp. and Robert G. Cox.
      (ii)            Agreement, dated as of September 1, 1995, between The Summit
                      Bancorporation (predecessor corporation to Summit Bancorp.)
                      and Robert G. Cox assumed by Summit Bancorp.
      L.(iii)         Amendment No. 2 dated December 19, 1990 to the United Jersey
                      Banks (former name of Summit Bancorp.) 1982 Stock Option Plan.
      R.              Agreement, dated as of September 1, 1995, between Summit
                      Bancorp. (under name of predecessor corporation The Summit
                      Bancorporation) and John R. Feeney.
      W.(i)           Retirement Plan for Outside Directors of UJB Financial Corp.
                      (former name of Summit Bancorp.), as amended and restated
                      February 20, 1991.
      LL.(iii)        Amendment dated June 30, 1990 to the United Jersey Banks
                      (former name of Summit Bancorp.) 1987 Stock Option Plan.
      (13)            Summit Bancorp. 1995 Annual Report to Shareholders.
      (21)            Subsidiaries of the Registrant.
      (23)A.          Independent Auditors' Consent -- KPMG Peat Marwick LLP (Summit
                      Bancorp.)
      (27)A.          Financial Data Schedule -- Summit Bancorp.
      B.              Financial Data Schedule -- UJB Financial Corp.