Form 10-Q
period 1996-03-31
SUMMIT BANCORP     /NJ/
filed 1996-05-15
CIK 101320

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                 			 Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1996
                     			       ----------------------------------

	                     		      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________ to________________

Commission File Number:                         1-6451
               		       -----------------------------------------------

                   			     Summit Bancorp.
- -----------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

	    New Jersey                                    22-1903313
- ----------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)


  301 Carnegie Center, P.O. Box 2066, Princeton, New Jersey 08543-2066
- -----------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

			                        (609) 987-3200
- -----------------------------------------------------------------------
       (Registrant's telephone number, including area code)

- -----------------------------------------------------------------------
      	 (Former name, former address and former fiscal year,
		                 if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        			  [X] Yes   [ ] No

	     As of April 30, 1996 there were 93,504,424 shares
	       of common stock, $1.20 par value, outstanding.

                    			     SUMMIT BANCORP.

                    			        FORM 10-Q

                           				  INDEX


Part I.     Financial Information.                                  Page No.

Item 1.     Financial Statements

	    Consolidated Balance Sheets -
	      March 31, 1996, December 31, 1995 and March 31, 1995..............2

	    Consolidated Statements of Operations -
	      Three Months  Ended March 31, 1996 and 1995.......................3

	    Consolidated Statements of Cash Flows -
	      Three Months Ended March 31, 1996 and 1995........................4

	    Consolidated Statements of Shareholders' Equity -
	      Three Months Ended March 31, 1996 and 1995........................5

	    Consolidated Average Balance Sheets With Resultant
	      Interest and Rates - Three Months Ended
	      March 31, 1996 and 1995...........................................6

	    Notes to Consolidated Financial Statements (Unaudited)..............7


Item 2.     Management's Discussion and Analysis of Financial
       	    Condition and Results of Operations..........................9


Part II.    Other Information.

Item 1.     Legal Proceedings............................................15

Item 4.     Submission of Matters to a Vote of Security Holders..........15

Item 6.     Exhibits and Reports on Form 8-K.............................17

Signatures...............................................................18

Exhibit Index............................................................19

                                       PART I - FINANCIAL INFORMATION
                                       ------------------------------

ITEM 1. FINANCIAL STATEMENTS.
- -----------------------------

                                                    SUMMIT BANCORP.
                                             CONSOLIDATED BALANCE SHEETS
                                                       Unaudited
                                                (dollars in thousands)

                                                                                March 31,     December 31,     March 31,
                                                                                  1996            1995           1995
                                                                              -------------   ------------   ------------
Assets
Cash and cash equivalents:
    Cash and due from banks                                                $     1,122,977 $    1,337,718 $    1,147,414
    Federal funds sold and securities purchased under agreements to resell          41,892        161,650        111,572
                                                                              -------------   ------------   ------------
        Total cash and cash equivalents                                          1,164,869      1,499,368      1,258,986
Interest bearing deposits with banks                                                36,338         18,329         12,009
Trading account securities                                                          49,755         28,637         18,815
Securities available for sale                                                    2,476,859      2,408,065        927,509
Securities held to maturity:
    U.S. Government and Federal agencies                                         1,667,684      1,261,172      2,502,799
    States and political subdivisions                                              271,409        271,621        359,185
    Other securities                                                             1,532,827      1,514,287      1,986,906
                                                                              -------------   ------------   ------------
        Total securities held to maturity                                        3,471,920      3,047,080      4,848,890
Loans (net of unearned discount):
    Commercial                                                                   5,354,519      5,321,047      5,318,803
    Residential mortgage                                                         3,551,936      3,296,818      2,847,042
    Commercial mortgage                                                          2,456,852      2,315,384      2,236,030
    Consumer                                                                     3,192,783      3,086,325      2,763,739
                                                                              -------------   ------------   ------------
        Total loans                                                             14,556,090     14,019,574     13,165,614
    Less: Allowance for loan losses                                                280,590        279,034        296,936
                                                                              -------------   ------------   ------------
        Net loans                                                               14,275,500     13,740,540     12,868,678
Premises and equipment                                                             213,192        206,691        210,565
Assets held for accelerated disposition                                             15,559         16,650         31,795
Accrued interest receivable                                                        136,227        132,441        113,890
Other real estate owned, net                                                        26,410         24,295         45,919
Due from customers on acceptances                                                   19,838         26,740         20,664
Other assets                                                                       443,309        388,099        392,656
                                                                              -------------   ------------   ------------
Total Assets                                                               $    22,329,776 $   21,536,935 $   20,750,376
                                                                              =============   ============   ============
Liabilities and Shareholders' Equity
Deposits:
    Non-interest bearing demand deposits                                   $     3,628,466 $    3,873,801 $    3,390,066
    Interest bearing deposits:
        Savings and time deposits                                               13,698,428     13,373,864     12,799,849
        Commercial certificates of deposit $100,000 and over                       766,910        707,438        644,327
                                                                              -------------   ------------   ------------
            Total deposits                                                      18,093,804     17,955,103     16,834,242
Commercial paper                                                                    37,090         38,503         46,951
Other borrowed funds                                                             1,531,549      1,004,053      1,432,425
Long-term debt                                                                     398,605        424,862        513,331
Accrued interest payable                                                            56,428         45,567         53,548
Bank acceptances outstanding                                                        19,838         26,740         20,664
Accrued expenses and other liabilities                                             375,540        239,791        270,818
                                                                              -------------   ------------   ------------
            Total liabilities                                                   20,512,854     19,734,619     19,171,979
Shareholders' equity:
    Preferred stock without par value:
        Series B: Authorized 1,200,000; issued and outstanding 600,166 in
                  1996 and 1995, adjustable-rate cumulative, $50 stated value       30,008         30,008         30,008
        Series C: Authorized 800,000; issued and outstanding 504,481 in
                  1996 and 1995, adjustable-rate cumulative, $25 stated value       12,612         12,612         12,612
    Common stock par value $1.20:
        Authorized 130,000,000 shares; issued and outstanding 93,398,970 at March 31, 1996; 88,471,028 at December 31, 1995 and
        85,403,039 at March 31, 1995                                               112,079        106,165        102,484
    Surplus                                                                        869,307        826,788        735,440
    Retained earnings                                                              794,948        821,579        711,121
    Net unrealized gain (loss) on securities, net of tax                            (2,032)         5,164        (13,268)
                                                                              -------------   ------------   ------------
        Total shareholders' equity                                               1,816,922      1,802,316      1,578,397
                                                                              -------------   ------------   ------------
Total Liabilities and Shareholders' Equity                                 $    22,329,776 $   21,536,935 $   20,750,376
                                                                              =============   ============   ============

See accompanying Notes to Consolidated Financial Statements.

                                           SUMMIT BANCORP.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                              Unaudited
                            (dollars in thousands, except per share data)
                                                                                 Three Months Ended
                                                                                      March 31,
                                                                              -------------------------
                                                                                 1996          1995
                                                                              -----------   -----------
Interest Income
  Interest and fees on loans                                                $    295,129  $    273,421
  Interest on securities held to maturity:
      Taxable                                                                     46,744        66,970
      Tax-exempt                                                                   4,795         5,912
  Interest on securities available for sale                                       39,211        15,650
  Interest on Federal funds sold and securities
    purchased under agreements to resell                                           1,115           712
  Interest on trading account securities                                             568           266
  Interest on deposits with banks                                                    191           229
                                                                              -----------   -----------
      Total interest income                                                      387,753       363,160
Interest Expense
  Interest on savings and time deposits                                          123,601       108,319
  Interest on commercial certificates of deposit
    $100,000 and over                                                             10,541         8,998
  Interest on borrowed funds                                                      27,620        30,255
                                                                              -----------   -----------
      Total interest expense                                                     161,762       147,572
                                                                              -----------   -----------
      Net interest income                                                        225,991       215,588
  Provision for loan losses                                                       15,500        16,200
                                                                              -----------   -----------
      Net interest income after provision for loan losses                        210,491       199,388
Non-Interest Income
  Service charges on deposit accounts                                             23,456        21,020
  Service and loan fee income                                                     10,569         7,248
  Trust income                                                                     9,243         8,332
  Securities gains                                                                   757         2,226
  Trading account gains                                                               31           364
  Other                                                                           14,207        12,800
                                                                              -----------   -----------
      Total non-interest income                                                   58,263        51,990
Non-Interest Expenses
  Salaries                                                                        62,992        62,292
  Pension and other employee benefits                                             23,927        22,297
  Occupancy, net                                                                  20,241        17,713
  Furniture and equipment                                                         15,633        14,733
  FDIC assessment                                                                  1,226         9,313
  Other real estate owned expenses                                                 2,299         2,053
  Advertising and public relations                                                 3,732         4,222
  Restructuring charges                                                          110,700             -
  Other                                                                           31,985        29,750
                                                                              -----------   -----------
      Total non-interest expenses                                                272,735       162,373
                                                                              -----------   -----------
      Income (loss) before income taxes (benefit)                                 (3,981)       89,005
  Federal and state income taxes (benefit)                                        (1,742)       31,738
                                                                              -----------   -----------
Net Income (Loss)                                                           $     (2,239) $     57,267
                                                                              ===========   ===========

Net Income (Loss) Per Common Share                                          $      (0.03) $       0.66
                                                                              ===========   ===========

Average Common Shares Outstanding (in thousands)                                  93,134        85,208
                                                                              ===========   ===========

Note: Certain prior period amounts have been reclassified for comparative purposes.

See accompanying Notes to Consolidated Financial Statements.

                                                 SUMMIT BANCORP.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Unaudited
                                             (dollars in thousands)
                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ---------------------------
                                                                                            1996          1995
                                                                                       ------------- -------------
 Operating activities
   Net income (loss)                                                                  $      (2,239)$      57,267
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses and other real estate owned                                 15,872        17,575
       Depreciation, amortization and accretion, net                                          7,001         9,734
       Restructuring charges                                                                110,700             -
       Gains on sales of trading account securities and securities available for sale          (788)       (2,590)
       Losses (gains) on sales of mortgages held for sale                                        18          (436)
       Gains on sales of other real estate owned                                               (503)       (1,112)
       Proceeds from sales of other real estate owned                                         6,138         5,095
       Proceeds from sales of mortgages held for sale                                        17,232         8,074
       Originations of mortgages held for sale                                              (15,625)      (17,626)
       Net (increase) decrease in trading account securities                                (21,087)       16,419
       (Increase) decrease in accrued interest receivable and other assets                  (45,799)       49,089
       Increase in accrued interest payable, accrued
         expenses and other liabilities                                                      29,008        69,007
                                                                                       ------------- -------------
         Net cash provided by operating activities                                           99,928       210,496
                                                                                       ------------- -------------
 Investing activities
   Proceeds from maturities of securities held to maturity                                  154,550       240,928
   Purchases of securities held to maturity                                                (579,512)     (287,078)
   Purchases of securities available for sale                                              (282,951)     (107,215)
   Proceeds from maturities of securities available for sale                                121,299        20,154
   Proceeds from sales of securities available for sale                                      81,018       299,450
   Net (increase) decrease in interest bearing deposits with banks                          (18,009)        6,813
   Net increase in loans                                                                   (559,043)      (78,027)
   Purchases of premises and equipment, net                                                 (13,780)       (4,478)
                                                                                       ------------- -------------
         Net cash (used in) provided by investing activities                             (1,096,428)       90,547
                                                                                       ------------- -------------
 Financing activities
   Net increase (decrease) in demand and savings deposits                                    22,703      (677,278)
   Net increase in time deposits                                                            115,998       534,411
   Net increase (decrease) in short-term borrowings                                         526,083       (83,663)
   Principal payments on long-term debt                                                     (26,257)      (96,303)
   Proceeds from issuance of long-term debt                                                       -        64,640
   Dividends paid                                                                           (38,156)      (22,125)
   Proceeds from issuance of common stock for
     immaterial pooling acquisitions                                                         48,323             -
   Proceeds from issuance of common stock under dividend
     reinvestment and other stock plans                                                      13,597         5,788
   Repurchase of preferred stock                                                                  -        (5,984)
   Other, net                                                                                  (290)       (1,699)
                                                                                       ------------- -------------
         Net cash provided by (used in) financing activities                                662,001      (282,213)
                                                                                       ------------- -------------
(Decrease) increase in cash and cash equivalents                                           (334,499)       18,830
Cash and cash equivalents at beginning of period                                          1,499,368     1,240,156
                                                                                       ------------- -------------
Cash and cash equivalents at end of period                                            $   1,164,869 $   1,258,986
                                                                                       ============= =============
Supplemental disclosure of cash flow information
Cash paid:
     Interest payments                                                                $     150,901 $     128,965
     Income tax payments                                                                        395           296
Noncash investing activities:
    Loans made in conjunction with the sale of other real estate owned                          200           134
    Net transfer of loans to other real estate owned                                          9,000         6,868
    Net transfer of assets to assets held for accelerated disposition                             -         2,765

See accompanying Notes to Consolidated Financial Statements.

                                                         SUMMIT BANCORP.
                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                            Unaudited
                                                     (dollars in thousands)

                                                                                                          Net            Total
                                                       Preferred    Common                Retained    Unrealized    Shareholders'
                                                         Stock      Stock      Surplus    Earnings    Gain (Loss)       Equity
                                                       --------   ---------   ---------   ---------   -----------   -----------
Balance, December 31, 1994                           $  50,008  $  102,005  $  730,131  $  676,281  $    (24,708) $  1,533,717
   Net income                                                -           -           -      57,267             -        57,267
   Cash dividends declared:
      Preferred stock                                        -           -           -        (774)            -          (774)
      Common stock                                           -           -           -     (23,057)            -       (23,057)
   Common stock issued:
      Dividend reinvestment and other stock plans
       (211,692 shares)                                      -         254       4,448           -             -         4,702
      Exercise of stock options, net (187,395 shares)        -         225         861           -             -         1,086
   Redemption of Series C preferred stock               (7,388)          -           -       1,404             -        (5,984)
   Change in unrealized gain (loss) on securities,
      net of tax                                             -           -           -           -        11,440        11,440
                                                       --------   ---------   ---------   ---------   -----------   -----------
Balance, March 31, 1995                              $  42,620  $  102,484  $  735,440  $  711,121  $    (13,268) $  1,578,397
                                                       ========   =========   =========   =========   ===========   ===========

Balance, December 31, 1995                           $  42,620  $  106,165  $  826,788  $  821,579  $      5,164  $  1,802,316
Balances at beginning of period of immaterial
 pooled acquisitions (4,353,085 shares)                      -       5,224      29,612      14,054          (567)       48,323
   Net income (loss)                                         -           -           -      (2,239)            -        (2,239)
   Cash dividends declared:
      Preferred stock                                        -           -           -        (639)            -          (639)
      Common stock                                           -           -           -     (37,807)            -       (37,807)
   Common stock issued:
      Dividend reinvestment and other stock plans
       (283,457 shares)                                      -         340       9,098           -             -         9,438
      Exercise of stock options, net (291,400 shares)        -         350       3,809           -             -         4,159
   Change in unrealized gain (loss) on securities,
      net of tax                                             -           -           -           -        (6,629)       (6,629)
                                                       --------   ---------   ---------   ---------   -----------   -----------
Balance, March 31, 1996                              $  42,620  $  112,079  $  869,307  $  794,948  $     (2,032) $  1,816,922
                                                       ========   =========   =========   =========   ===========   ===========

See accompanying Notes to Consolidated Financial Statements.

                                                   SUMMIT BANCORP.
                           CONSOLIDATED AVERAGE BALANCE SHEETS WITH RESULTANT INTEREST AND RATES
                                                      Unaudited
                                     (Tax-equivalent basis, dollars in thousands)
                                                                          Three Months Ended March 31,
                                                       ---------------------------------------------------------------
                                                                   1996                              1995
                                                       -----------------------------     -----------------------------
                                                         Average             Average       Average             Average
                                                         Balance    Interest   Rate        Balance    Interest   Rate
                                                       ----------- --------- -------     ----------- --------- -------
Assets
Interest earning assets:
  Federal funds sold and securities purchased
    under agreements to resell                        $    76,240 $   1,115    5.88 %   $    49,590 $     712    5.82 %
  Interest bearing deposits with banks                     14,686       191    5.23          15,383       229    6.04
  Trading account securities                               43,934       580    5.31          19,534       285    5.92
  Securities available for sale                         2,533,420    39,211    6.19         949,882    15,800    6.65
  Securities held to maturity:
    U.S. Government and Federal agencies                1,575,048    24,797    6.30       2,433,841    36,615    6.02
    States and political subdivisions                     277,485     6,563    9.46         366,067     8,906    9.73
    Other securities                                    1,508,622    22,702    6.02       2,001,800    30,331    6.06
                                                       ----------- --------- -------     ----------- --------- -------
      Total securities held to maturity                 3,361,155    54,062    6.43       4,801,708    75,852    6.32
                                                       ----------- --------- -------     ----------- --------- -------
  Loans:
    Commercial                                          5,321,143   111,029    8.39       5,299,929   115,263    8.82
    Residential mortgage                                3,494,086    65,259    7.47       2,818,998    50,833    7.21
    Commercial mortgage                                 2,447,476    53,208    8.70       2,236,185    49,604    8.87
    Consumer                                            3,155,019    66,884    8.53       2,753,970    58,977    8.69
                                                       ----------- --------- -------     ----------- --------- -------
      Total loans                                      14,417,724   296,380    8.27      13,109,082   274,677    8.50
                                                       ----------- --------- -------     ----------- --------- -------
      Total interest earning assets                    20,447,159   391,539    7.70      18,945,179   367,555    7.87
                                                       ----------- --------- -------     ----------- --------- -------
Non-interest earning assets:
  Cash and due from banks                               1,135,779                         1,064,488
  Allowance for loan losses                              (293,194)                         (308,531)
  Other assets                                            799,279                           856,321
                                                       -----------                       -----------
      Total non-interest earning assets                 1,641,864                         1,612,278
                                                       -----------                       -----------
Total Assets                                          $22,089,023                       $20,557,457
                                                       ===========                       ===========

Liabilities and Shareholders' Equity
Interest bearing liabilities:
  Savings deposits                                    $ 8,077,351    51,276    2.55     $ 7,887,984    50,191    2.58
  Time deposits                                         5,634,517    72,325    5.16       4,890,035    58,128    4.82
  Commercial certificates of deposit
    $100,000 and over                                     778,039    10,541    5.45         637,004     8,998    5.73
                                                       ----------- --------- -------     ----------- --------- -------
      Total interest bearing deposits                  14,489,907   134,142    3.72      13,415,023   117,317    3.55
                                                       ----------- --------- -------     ----------- --------- -------
  Commercial paper                                         44,265       582    5.29          50,047       706    5.72
  Other borrowed funds                                  1,435,412    19,278    5.40       1,407,679    19,896    5.73
  Long-term debt                                          410,642     7,760    7.56         521,122     9,653    7.41
                                                       ----------- --------- -------     ----------- --------- -------
      Total interest bearing liabilities               16,380,226   161,762    3.97      15,393,871   147,572    3.89
                                                       ----------- --------- -------     ----------- --------- -------
Non-interest bearing liabilities:
  Demand deposits                                       3,524,750                         3,299,086
  Other liabilities                                       308,185                           302,158
                                                       -----------                       -----------
      Total non-interest bearing liabilities            3,832,935                         3,601,244
Shareholders' equity                                    1,875,862                         1,562,342
                                                       -----------                       -----------
Total Liabilities and Shareholders' Equity            $22,089,023                       $20,557,457
                                                       ===========                       ===========
Net Interest Income (tax-equivalent basis)                          229,777    3.73 %                 219,983    3.98 %
                                                                             =======                           =======
Tax-equivalent basis adjustment                                      (3,786)                           (4,395)
                                                                   ---------                         ---------
Net Interest Income                                               $ 225,991                         $ 215,588
                                                                   =========                         =========
Net Interest Income as a Percent of Interest
  Earning Assets (tax-equivalent basis)                                        4.52 %                            4.71 %
                                                                             =======                           =======

Notes:  The tax-equivalent adjustment was computed based on a Federal income tax rate of 35% for 1996 and 1995.
        Average balances and rates include non-accruing and renegotiated loans.

See accompanying Notes to Consolidated Financial Statements.

                           SUMMIT BANCORP.

        Notes to Consolidated Financial Statements (Unaudited)



1.) Basis of Presentation

The accompanying financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of Summit Bancorp. (the "Company"), the results of its operations and changes in its cash flows. The financial statements presented, in all material respects, comply with the current reporting requirements of supervisory authorities. For additional information and disclosures required under generally accepted accounting principles, reference is made to the registrant's 1995 Annual Report on Form 10-K.

2.) Acquisitions

On March 1, 1996, UJB Financial Corp. completed its acquisition of The Summit Bancorporation, and the company changed its name to Summit Bancorp. This acquisition was accounted for as a pooling of interests and all financial information has been restated to reflect the combined results of operations. On January 16, 1996, The Summit Bancorporation acquired Garden State Bancshares, Inc. ("Garden State") and on February 23, 1996, UJB Financial Corp. acquired The Flemington National Bank and Trust Company ("Flemington"). Both of these acquisitions were accounted for as poolings of interests.
However, because these acquisitions were considered immaterial to Summit Bancorp., the Flemington and Garden State transactions were recorded as adjustments to beginning shareholders' equity at January 1, 1996, without restating the consolidated financial statements for 1995 and prior.

3.) Earnings Per Common Share

Earnings per common share is calculated by dividing net income, less the dividends on the adjustable-rate cumulative preferred stock, by the average daily number of common shares outstanding during the period. Common stock equivalents are not included in the calculation as they have no material dilutive effect.

4.) Recent Accounting Pronouncements

In May 1995 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.122, "Accounting for Mortgage Servicing Rights." This Statement requires capitalization of the value of rights to service mortgage loans for others, whether those rights were acquired through purchase or origination. SFAS No. 122 also requires that capitalized mortgage servicing rights be evaluated for impairment based on their fair value with any adjustments recognized through a valuation allowance. Effective January 1, 1996, SFAS No. 122 was adopted and capitalization of originated mortgage servicing rights began. All capitalized mortgage servicing rights, both originated and purchased, are evaluated for impairment on a quarterly basis. The impact of adopting SFAS No. 122 during the first quarter of 1996 was immaterial.

In October 1995 the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement encourages use of a fair value based method of accounting for stock-based compensation plans while allowing continued use of the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Entities electing to continue using the APB No. 25 method of accounting must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting, as defined in SFAS No. 123, had been applied.

The accounting and disclosure requirements for SFAS No. 123 are effective for fiscal years beginning after December 15, 1995. Summit Bancorp. continues accounting for stock-based compensation under APB No. 25 and will include the pro forma disclosures required by SFAS No. 123 in financial statements issued for fiscal years beginning January 1, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        ---------------------------------------
	       FINANCIAL  CONDITION AND RESULTS OF OPERATIONS.
        -----------------------------------------------

FINANCIAL CONDITION

March 31, 1996 versus December 31, 1995

Total assets at March 31, 1996 were $22.3 billion, an increase of $792.8 million or 3.7 percent from year-end 1995. The increase in total assets was primarily related to the impact of Garden State Bancshares, Inc.("Garden State") and The Flemington National Bank and Trust Company ("Flemington") acquisitions. These acquisitions represented approximately $597.7 million to this increase.

Securities held to maturity at March 31, 1996 were $3.5 billion, an increase of $424.8 million or 13.9 percent from year-end 1995. The increase from year-end 1995 was the result of $105.9 million from the two acquisitions and $473.6 million in purchases, partially offset by $154.6 million in maturities.
At March 31, 1996, the aggregate market value of the held-to-maturity portfolio was $3.4 billion. The aggregate market value at December 31, 1995 was $3.0 billion .

At March 31, 1996, securities available for sale amounted to $2.5 billion. These securities increased $68.8 million or 2.9 percent from year-end 1995, and comprised $2.1 billion of U.S. Government and Federal agency securities and $379.9 million of other securities, predominately corporate collateralized mortgage obligations. During the first quarter of 1996, $283.0 million of securities were purchased. This increase was partially offset by maturities of $121.3 million and sales of $82.7 million.

At March 31, 1996, total loans amounted to $14.6 billion and increased $536.5 million or 3.8 percent from year-end 1995. The acquisitions of Garden State and Flemington accounted for $399.3 million of this increase. Residential mortgage loans increased $255.1 million or 7.7 percent, and commercial mortgage loans increased $141.5 million or 6.1 percent from December 31, 1995. The Garden State and Flemington acquisitions contributed $188.6 million to residential mortgage loans and $132.6 million to the commercial mortgage loan increase. Consumer loans increased $106.5 million or 3.4 percent from year-end 1995 to $3.2 billion. Commercial loans at March 31, 1996, increased $33.5 million or .6 percent from year-end 1995.

Total deposits were $18.1 billion at March 31, 1996, an increase of $138.7 million or .8 percent from December 31, 1995. This increase was primarily due to the Garden State and Flemington acquisitions. Demand deposits decreased $245.3 million or 6.3 percent from year-end 1995 to $3.6 billion following seasonal patterns. Savings and time deposits increased $324.6 million or
2.4 percent from

December 31, 1995 to $13.7 billion. Commercial certificates of deposit $100,000 and over were $766.9 million, an increase of $59.5 million or 8.4 percent compared to December 31, 1995. The increases in savings and time deposits, and commercial certificates of deposit $100,000 and over were primarily attributable to the Garden State and Flemington acquisitions.

Borrowed funds, including commercial paper and long-term debt, at March 31, 1996 increased $499.8 million or 34.1 percent from December 31, 1995 to $2.0 billion. The increase in borrowed funds was primarily used to prefund investment activity during the first quarter of 1996.

Total shareholders' equity increased $14.6 million or .8 percent from December 31, 1995 to $1.8 billion. Contributing to this increase were the effects of the Garden State and Flemington pooling acquisitions as of January 1, 1996 which added $48.3 million to shareholders' equity. As of March 31, 1996, the unrealized loss on securities, net of tax, recorded in equity amounted to $2.0 million, compared to an unrealized gain of $5.2 million at year-end 1995. The leverage ratio of the Company was
7.79 percent at March 31, 1996, compared to 7.97 percent at December 31, 1995. Under the risk-based capital guidelines, the Company's Tier I capital was 10.57 percent and total capital was
13.23 percent at March 31, 1996, compared with 10.75 percent and
13.46 percent, respectively, at December 31, 1995. The current minimum regulatory guidelines for Tier I and total capital ratios are 4.0 percent and 8.0 percent, respectively.

Non-performing Loans and Other Real Estate Owned

At March 31, 1996, total non-performing loans and other real estate owned (OREO) were $215.2 million, a decline of $32.6 million or 13.2 percent, from the prior year. Compared to December 31, 1995, non-performing loans and OREO increased $2.4 million. This increase is attributable to the Garden State and Flemington acquisitions which added $11.3 million. Non-performing loans at March 31, 1996, which have been defined as impaired loans under Statement of Financial Accounting Standards No.114 were $188.8 million, for which general and specific allocations to the allowance for loan losses of $33.6 million were identified. At March 31, 1996, these loans represented 1.30 percent of total loans, compared to $201.9 million, or 1.53 percent a year ago, and $188.5 million, or 1.34 percent, at December 31, 1995. OREO, net of a $13.4 million reserve, amounted to $26.4 million at March 31, 1996, a decline of 42.5 percent from $45.9 million a year ago, and rose 8.7 percent from $24.3 million at year-end 1995. The rise in OREO from year-end 1995 is attributable to the Garden State and Flemington acquisitions.

Allowance for Loan Losses

The allowance for loan losses at March 31, 1996 was $280.6 million or 1.93 percent of loans, compared to $279.0 million or
1.99 percent of loans at December 31, 1995 and $296.9 million or
2.26 percent of loans at March 31, 1995. For the three months ended March 31, 1996, net charge offs were $20.3 million, or .57 percent of average loans compared to $24.6 million, or .76 percent of average loans in the first quarter of 1995. This compared to net charge offs of $31.6 million, or .91 percent of average loans in the fourth quarter of 1995. Transactions in the allowance for loan losses for the quarters presented are shown in the following table (dollars in thousands):


                                            Mar 31,     Dec 31,     Mar 31,
                                           		1996        1995        1995
                                           ---------   --------    ---------
Balance, beginning of period               $ 279,034   $ 291,156   $ 305,330
  Allowance acquired through immaterial
    poolings of interests                      6,342           -           -
  Provision charged to expense                15,500      19,500      16,200
                                           ---------   ---------   ---------
                                          	  300,876     310,656     321,530
  Net charge offs:
	    Loans charged off                        25,053      37,061      28,126
	    Less recoveries                           4,767       5,439       3,532
                                           ---------   ---------    --------
  Net loans charged off                       20,286      31,622      24,594
                                           ---------   ---------    --------
Balance, end of period                      $280,590   $ 279,034   $ 296,936
                                           =========   =========   =========

RESULTS OF OPERATIONS

For the first quarter of 1996, the Company reported a net loss of $2.2 million or $.03 per share compared to net income of $57.3 million or $.66 per share earned during the first quarter of 1995.

The results for the first quarter of 1996 included restructuring charges of $110.7 million. This included merger-related charges of $89.0 million for The Summit Bancorporation, $7.9 million for Garden State and $4.3 million for Flemington. Also included was $9.5 million related to branch-closing expenses recorded in conjunction with the announced agreement to open 70 in-store supermarket branches. Without the after-tax effect of these restructuring charges, net income would have been $67.7 million or $.72 per share.

Interest income on a tax-equivalent basis was $391.5 million for the quarter ended March 31, 1996, an increase of $24.0 million, or 6.5 percent, compared to the prior year period. For the three months ended March 31, 1996, interest earning assets averaged $20.4 billion, an increase of $1.5 billion, or 7.9 percent. This increase in interest earning assets, partially due to the Garden State and Flemington acquisitions, contributed $39.6 million to interest income. Offsetting this volume increase in interest income, was a $15.6 million decrease due to the decline in interest rates. The average prime rate for the first quarter of 1996 declined approximately 50 basis points from the prior year period.

Interest expense increased $14.2 million, or 9.6 percent, for the quarter ended March 31, 1996 compared to the same period in 1995. For the first quarter of 1996 interest bearing liabilities averaged $16.4 billion, an increase of $1.0 billion, or 6.4 percent, from the prior year period. This increase in interest bearing liabilities contributed $16.8 million to interest expense offset by a decrease of $2.6 million due to the decline in interest rates.

Net interest income on a tax-equivalent basis was $229.8 million for the quarter ended March 31, 1996, an increase of $9.8 million, or 4.5 percent, compared to the same period in 1995. The net interest spread percentage on a tax-equivalent basis (the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities) was 3.73 percent for the three months ended March 31, 1996 compared to 3.98 percent for the prior year period.
Net interest margin (net interest income on a tax-equivalent basis as a percentage of average interest earning assets) was
4.52 percent during the first three months of 1996 compared to
4.71 percent during the same period in 1995. The declines in net interest spread and margin were primarily due to a narrower spread between interest earning assets and retail savings and time deposits in a lower interest rate environment.

Asset and liability management efforts involve the use of certain derivative financial instruments. At March 31, 1996, the notional value of this derivative financial instruments portfolio consisted of $795.4 million of interest rate swaps. Interest rate swaps are contractual agreements between two parties to exchange interest payments at particular intervals. These swaps are accounted for as hedges and are not recorded on the balance sheet. Income or expense related to these instruments is accrued monthly and recognized as an adjustment to interest income or interest expense for those balance sheet instruments being hedged. Hedged transactions resulted in a net interest income reduction of $.5 million in the first quarter of 1996, compared to a $2.8 million reduction during the first quarter of 1995. The cost to terminate these contracts at March 31, 1996 was $3.7 million compared to $1.1 million at December 31, 1995.

The provision for loan losses for the first quarter was $15.5 million, compared with $16.2 million for the same period a year ago.

Non-interest income for the first quarter of 1996 totaled $58.3 million, an increase of $6.3 million, or 12.1 percent, compared with the first quarter of 1995. Excluding securities gains, total non-interest income was $57.5 million, an increase of $7.7 million, or 15.6 percent, from the prior year period.

For the first quarter of 1996, net gains of $.8 million on the sales and early redemptions of securities were realized compared with net gains of $2.2 million in the first quarter of
1995.   Service and loan fee income for the first three months
of 1996 increased $3.3 million, or 45.8 percent, compared with the quarter ended March 31, 1995. This increase is primarily due to an increase in service and fee income on mortgage loans. For the first quarter of 1996, service charges on deposits were $23.5 million, an increase of $2.4 million or 11.6 percent compared with the first quarter of 1995. This increase was primarily attributable to higher fees charged on personal demand deposits. During the first three months of 1996, trust fee income increased $.9 million or 10.9 percent compared to the prior year period. This increase included the rise in income on personal accounts and mutual funds.

Non-interest expenses for the first quarter of 1996 totaled
$272.7 million compared to $162.4 for the first quarter of 1995.
Included in non-interest expenses for the first quarter of 1996 was the impact of the Garden State and Flemington acquisitions.
Non-interest expenses for the first quarter of 1996 included restructuring charges of $110.7 million. This included merger-related charges of $89.0 million for The Summit
Bancorporation, $7.9 million for Garden State and $4.3 million for Flemington. Also included was $9.5 million related to branch-closing expenses recorded in conjunction with the announced agreement to open 70 in-store supermarket branches. These merger-related charges include estimated severance and outplacement costs, expenses related to facilities closures and consolidation costs directly attributable to the mergers.

Salaries expense increased $.7 million, or 1.1 percent, during the first quarter of 1996 compared to the prior year period. Pension and other employee benefits for the first quarter of 1996 were $23.9 million, up $1.6 million, or 7.3 percent, compared with the first quarter of 1995. This increase was due in part to an increase in medical insurance premiums.

Occupancy expenses for the first quarter of 1996 increased $2.5 million, or 14.3 percent, compared to the prior year period. These expenses increased due in part to the severe weather conditions experienced during the first three months of 1996. Furniture and equipment expenses rose $.9 million, or 6.1 percent, in the first quarter of 1996 when compared with the first quarter of 1995.

The FDIC assessment expense of $1.2 million represented a decline of $8.1 million, or 86.8 percent, from the first quarter of 1995. This decrease is attributable to the FDIC's decision to reduce the assessment rate on deposits insured under the Bank
Insurance Fund effective June 1, 1995.

Other real estate owned expenses were $2.3 million for the first quarter of 1996, an increase of $.2 million, or 12.0 percent, from the first quarter of 1995. Included in these amounts is a provision for losses on other real estate owned and expenses related to holding property. A provision of $.4 million for the first quarter of 1996 was added to the allowance for other real estate owned.
This compares to a provision of $1.4 million for the first quarter of 1995. Expenses for operating and maintaining other real estate owned amounted to $1.9 million for the first quarter of 1996 compared with $.7 million for the first three months of 1995. Included in expenses for operating and maintaining other real estate owned were gains on the sales of property of $.5 million for the first quarter of 1996 compared to $1.1 million for the prior year period.

LIQUIDITY

Liquidity is the ability to meet the borrowing needs and deposit withdrawal requirements of customers and support asset growth.
Principal sources of liquidity are deposit generation, access to purchased funds, maturities and repayments of loans and investment securities and interest and fee income.

The consolidated statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. During the first three months of 1996, net cash provided by operating activities totaled $99.9 million.
 Contributing to net cash provided by operating activities were the results of operations adjusted for the restructuring charges, the provisions for loan losses and other real estate owned, and proceeds from the sales of mortgages held for sale. Net cash used in investing activities totaled $1.1 billion and was the result of investment and loan activity. Net cash provided by financing activities totaled $662.0 million, reflecting the increases in time deposits and short-term borrowings from year-end 1995.

During the first three months of 1996, proceeds of $275.8 million from maturities in the securities portfolios, including securities available for sale, and an increase of $324.6 million in savings and time deposits, and an increase of $499.8 million in borrowed funds contributed to liquidity. Offsetting these sources, demand deposits declined $245.3 million to $3.6 billion from year-end 1995. Other uses of funds included an increase in total loans of $536.5 million, and purchases totaling $862.5 million of securities, including held to maturity and available for sale.

Additional liquidity is generated from maturities and principal repayments in the investment portfolio. Scheduled maturities and anticipated principal repayments of the held to maturity portfolio will approximate $625 million throughout the balance of 1996. In addition, all or part of the securities available for sale portfolio of $2.5 billion could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Liquidity is also available through additional lines of credit and the ability to incur additional debt. At March 31, 1996, there were $40.0 million of short-term lines of credit available for general corporate purposes, with no outstandings. In addition, the banking subsidiaries have established lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank of New York which further support and enhance liquidity.




                     PART II.  OTHER INFORMATION
                     ---------------------------


ITEM 1.  LEGAL PROCEEDINGS.
- ---------------------------

1. In re Payroll Express Corporation of New York and Payroll Express Corporation, United States Bankruptcy Court for the Southern District of New York, Case Nos. 92-B-43149 (CB) and 92-B-43150 (CB). Reported on Form 10-K for the period ended December 31, 1995. In the matter of John E. Pereira, as Chapter 11 Trustee of the Estate of Payroll Express Corporation et al v. United Jersey Bank, both the Bank and the Trustee filed motions for summary judgment. Those motions were heard on February 15, 1996 but no decision has been rendered by the court.

2. Annette Loatman on behalf of herself and all others similarly situated v. United Jersey Bank, U.S. District Court for the District of New Jersey, Civil Action #95CV05258 (JBS), filed October 4, 1995. Reported on Form 10-K for the period ended December 31, 1995. The mandatory settlement conference which had been scheduled by the U.S. Magistrate for April 25, 1996 was changed, at the request of plaintiff's counsel, to a status conference.

3. Michael Hochman and Joan Hochman, individually and on behalf of a class of similarly situated depositors v. United Jersey Bank, a New Jersey corporation and UJB Financial Corp., a New Jersey Corporation, U.S. District Court for the District of New Jersey, Civil Action No. 96-916 (MTB), removed February 27, 1996. Reported on Form 10-K for the period ended December 31, 1995. The Bank and UJB Financial Corp. (the former name of Summit Bancorp.) have filed a motion for summary judgment. A decision by the court is not expected until June 1996 or later.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- ------------------------------------------------------------

A special meeting of the shareholders of Summit Bancorp. was held January 12, 1996. Shareholders were presented with a proposal to approve the Agreement and Plan of Merger, dated September 10, 1995, as amended by Amendment No. 1 dated

December 1, 1995, between UJB Financial Corp. and The Summit Bancorporation and the transactions contemplated thereby including (i) the merger of The Summit Bancorporation with and into UJB Financial Corp. and the issuance of 0.90 shares of UJB Financial Corp. Common Stock for each share of the outstanding Common Stock of The Summit Bancorporation, and (ii) an amendment to the Restated Certificate of Incorporation of UJB Financial Corp. changing the name of UJB Financial Corp. to "Summit Bancorp." Voting on the proposal occurred as follows: FOR - 38,196,694 shares, AGAINST - 1,888,317 shares, ABSTAINED - 275,649 shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
- ------------------------------------------

(a)     Exhibits

       	(27.1)    Summit Bancorp. financial data schedule - March 31, 1996

       	(27.2)    Summit Bancorp. restated financial data schedule -
                    December 31, 1995

       	(27.3)    Summit Bancorp. restated financial data schedule -
                    September 30, 1995

       	(27.4)    Summit Bancorp. restated financial data schedule -
                    June 30,  1995

        (27.5)    Summit Bancorp. restated financial data schedule -
                    March 31, 1995

       	(27.6)    Summit Bancorp. restated financial data schedule -
                    December 31, 1994

       	(27.7)    Summit Bancorp. restated financial data schedule -
                    September 30, 1994


(b)     Reports on Form 8-K

In a current report on Form 8-K and an amendment on Form 8-K/A dated March 1, 1996, the Company under Item 2 Acquisition or Disposition of Assets reported the completion of the pooling acquisition of The Summit Bancorporation on March 1, 1996 and changing its name to Summit Bancorp. The Company under Item 7 Financial Statements, Pro Forma Financial Information and Exhibits on Form 8-K/A dated March 1, 1996, reported audited financial statements and notes for The Summit Bancorporation. These financial statements included audited balance sheets at December 31, 1994 and 1993, audited statements of income, cash flows, and stockholders' equity for the three years ended December 31, 1994. The company also reported interim financial statements for The Summit Bancorporation.

These financial statements included balance sheets at September 30, 1995 and December 31, 1994, statements of income, cash flows and stockholders' equity for the three months and nine months ended September 30, 1995 and 1994. The Company also reported Pro Forma Financial Information. This pro forma information included a pro forma balance sheet at September 30, 1995 and pro forma statements of income for the nine months ended September 30, 1995 and 1994 and the years ended December 31, 1994, 1993, and 1992.

                           SIGNATURES
                           ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      	Summit Bancorp.
                                       ---------------
                                         Registrant





DATE:   May 15, 1996           BY: /s/WILLIAM J.HEALY
                                   ------------------
                               	      William J. Healy
                          Executive Vice President and Comptroller
                                 (Chief Accounting Officer)

                           EXHIBIT INDEX
                           -------------

Exhibit No.
- -----------


		(27.1)          Summit Bancorp. financial data schedule -
                    March 31, 1996

 	(27.2)          Summit Bancorp. restated financial data schedule -
                    December 31, 1995

 	(27.3)          Summit Bancorp. restated financial data schedule -
                    September 30, 1995

 	(27.4)          Summit Bancorp. restated financial data schedule -
                    June 30,  1995

 	(27.5)          Summit Bancorp. restated financial data schedule -
                    March 31, 1995

 	(27.6)          Summit Bancorp. restated financial data schedule -
                    December 31, 1994

 	(27.7)          Summit Bancorp. restated financial data schedule -
                    September 30, 1994