Form 10-Q
period 1996-06-30
SUMMIT BANCORP/NJ/
filed 1996-08-14
CIK 101320

FORM 10-Q

		                         SECURITIES AND EXCHANGE COMMISSION

		                              	Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1996
			                            --------------------------------------

			                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
			                           ------------------  ------------------
Commission File Number:                       1-6451
		                     ---------------------------------------------


			                     Summit Bancorp.
- --------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

	   New Jersey                              22-1903313
- --------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification No.)

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



	   As of July 31, 1996 there were 93,725,953 shares of common stock, $1.20 par value, outstanding.

			                             SUMMIT BANCORP.
				                              FORM 10-Q
                              				  INDEX



Part I.      Financial Information.                           Page No.

Item 1.      Financial Statements

	     Consolidated Balance Sheets -
	      June 30, 1996, December 31, 1995 and June 30, 1995.........2

	     Consolidated Statements of Income -
	      Three and Six Months Ended June 30, 1996 and 1995..........3

	     Consolidated Statements of Cash Flows -
	      Six Months Ended June 30, 1996 and 1995....................4

	     Consolidated Statements of Shareholders' Equity -
	      Six Months Ended June 30, 1996 and 1995....................5

	     Consolidated Average Balance Sheets With Resultant
	      Interest and Rates -
	       Six Months Ended June 30, 1996 and 1995...................6

	     Notes to Consolidated Financial Statements..................7

Item 2.      Management's Discussion and Analysis of Financial
	            Condition and Results of Operations..................9

Part II.     Other Information.

Item 1.      Legal Proceedings...................................17

Item 4.      Submission of Matters to a Vote of Security Holders.18

Item 5.      Other Information...................................20

Item 6.      Exhibits and Reports on Form 8-K....................21

Signatures.......................................................22

Exhibit Index....................................................23

                      PART I - FINANCIAL INFORMATION
                      ------------------------------

ITEM 1.  FINANCIAL STATEMENTS.
- ------------------------------

                                                      SUMMIT BANCORP.
                                               CONSOLIDATED BALANCE SHEETS
                                                        Unaudited
                                                  (dollars in thousands)

                                                                                 June 30,     December 31,     June 30,
                                                                                   1996          1995            1995
                                                                              -------------   ------------   ------------
Assets
Cash and cash equivalents:
    Cash and due from banks                                                $     1,317,647 $    1,337,718 $    1,344,387
    Federal funds sold and securities purchased under agreements to resell          62,517        161,650        183,868
                                                                              -------------   ------------   ------------
        Total cash and cash equivalents                                          1,380,164      1,499,368      1,528,255
Interest bearing deposits with banks                                                21,269         18,329         13,288
Trading account securities                                                          16,271         28,637         42,700
Securities available for sale                                                    2,370,337      2,408,065        925,056
Securities held to maturity:
    U.S. Government and Federal agencies                                         1,594,937      1,261,172      2,456,811
    States and political subdivisions                                              253,856        271,621        333,479
    Other securities                                                             1,460,725      1,514,287      1,933,386
                                                                              -------------   ------------   ------------
        Total securities held to maturity                                        3,309,518      3,047,080      4,723,676
Loans (net of unearned discount):
    Commercial                                                                   5,402,011      5,321,047      5,259,333
    Residential mortgage                                                         3,633,411      3,296,818      2,908,839
    Commercial mortgage                                                          2,391,417      2,315,384      2,233,322
    Consumer                                                                     3,322,828      3,086,325      2,819,591
                                                                              -------------   ------------   ------------
        Total loans                                                             14,749,667     14,019,574     13,221,085
    Less: Allowance for loan losses                                                276,017        279,034        290,366
                                                                              -------------   ------------   ------------
        Net loans                                                               14,473,650     13,740,540     12,930,719
Premises and equipment                                                             212,337        206,691        210,401
Assets held for accelerated disposition                                              5,055         16,650         30,044
Accrued interest receivable                                                        106,252        132,441        119,703
Other real estate owned, net                                                        23,262         24,295         37,252
Due from customers on acceptances                                                   17,799         26,740         20,101
Other assets                                                                       450,873        388,099        371,601
                                                                              -------------   ------------   ------------
Total Assets                                                               $    22,386,787 $   21,536,935 $   20,952,796
                                                                              =============   ============   ============
Liabilities and Shareholders' Equity
Deposits:
    Non-interest bearing demand deposits                                   $     3,817,786 $    3,873,801 $    3,731,503
    Interest bearing deposits:
        Savings and time deposits                                               13,590,365     13,373,864     12,943,148
        Commercial certificates of deposit $100,000 and over                       790,315        707,438        510,978
                                                                              -------------   ------------   ------------
            Total deposits                                                      18,198,466     17,955,103     17,185,629
Commercial paper                                                                    48,734         38,503         45,947
Other borrowed funds                                                             1,512,624      1,004,053      1,252,686
Long-term debt                                                                     392,863        424,862        522,890
Accrued interest payable                                                            47,507         45,567         53,985
Bank acceptances outstanding                                                        17,799         26,740         20,101
Accrued expenses and other liabilities                                             309,013        239,791        243,234
                                                                              -------------   ------------   ------------
            Total liabilities                                                   20,527,006     19,734,619     19,324,472
Shareholders' equity:
    Preferred stock without par value:
        Series B: Authorized 1,200,000; issued and outstanding 600,166 in
                  1996 and 1995, adjustable-rate cumulative, $50 stated value       30,008         30,008         30,008
        Series C: Authorized 800,000; issued and outstanding 504,481 in
                  1996 and 1995, adjustable-rate cumulative, $25 stated value       12,612         12,612         12,612
    Common stock par value $1.20:
        Authorized 130,000,000 shares; issued and outstanding 93,712,791 at June 30, 1996; 88,471,028 at December 31, 1995 and
        85,719,170 at June 30, 1995                                                112,455        106,165        102,863
    Surplus                                                                        874,976        826,788        742,308
    Retained earnings                                                              838,416        821,579        745,010
    Net unrealized gain (loss) on securities, net of tax                            (8,686)         5,164         (4,477)
                                                                              -------------   ------------   ------------
        Total shareholders' equity                                               1,859,781      1,802,316      1,628,324
                                                                              -------------   ------------   ------------
Total Liabilities and Shareholders' Equity                                 $    22,386,787 $   21,536,935 $   20,952,796
                                                                              =============   ============   ============

See accompanying Notes to Consolidated Financial Statements.

                                                         SUMMIT BANCORP.
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                            Unaudited
                                            (dollars in thousands, except per share data)
                                                                                   Six Months Ended          Three Months Ended
                                                                                       June 30,                    June 30,
                                                                              -------------------------   -------------------------
                                                                                  1996          1995          1996          1995
                                                                              -----------   -----------   -----------   -----------
Interest Income
  Interest and fees on loans                                                $    591,315  $    554,215  $    296,186  $    280,794
  Interest on securities held to maturity:
      Taxable                                                                     93,449       135,011        46,705        68,041
      Tax-exempt                                                                   9,356        11,663         4,561         5,751
  Interest on securities available for sale                                       76,535        31,014        37,324        15,364
  Interest on Federal funds sold and securities
    purchased under agreements to resell                                           1,613         3,968           498         3,256
  Interest on trading account securities                                             919           804           351           538
  Interest on deposits with banks                                                    412           375           221           146
                                                                              -----------   -----------   -----------   -----------
      Total interest income                                                      773,599       737,050       385,846       373,890
Interest Expense
  Interest on savings and time deposits                                          242,920       228,530       119,319       120,211
  Interest on commercial certificates of deposit
    $100,000 and over                                                             20,901        18,464        10,360         9,466
  Interest on borrowed funds                                                      55,677        59,756        28,057        29,501
                                                                              -----------   -----------   -----------   -----------
      Total interest expense                                                     319,498       306,750       157,736       159,178
                                                                              -----------   -----------   -----------   -----------
      Net interest income                                                        454,101       430,300       228,110       214,712
  Provision for loan losses                                                       31,000        33,150        15,500        16,950
                                                                              -----------   -----------   -----------   -----------
      Net interest income after provision for loan losses                        423,101       397,150       212,610       197,762
Non-Interest Income
  Service charges on deposit accounts                                             47,837        42,345        24,381        21,325
  Service and loan fee income                                                     20,695        15,948        10,126         8,700
  Trust income                                                                    18,812        16,463         9,569         8,131
  Securities gains                                                                 2,263         5,046         1,506         2,820
  Trading account gains                                                              106           667            75           303
  Other                                                                           31,388        27,439        17,181        14,639
                                                                              -----------   -----------   -----------   -----------
      Total non-interest income                                                  121,101       107,908        62,838        55,918
Non-Interest Expenses
  Salaries                                                                       125,022       124,319        62,030        62,027
  Pension and other employee benefits                                             44,044        44,824        20,117        22,527
  Occupancy, net                                                                  38,474        34,950        18,233        17,237
  Furniture and equipment                                                         31,672        29,862        16,039        15,129
  FDIC assessment                                                                  2,465        18,626         1,239         9,313
  Other real estate owned expenses                                                 4,241         3,702         1,942         1,649
  Advertising and public relations                                                 7,932         8,701         4,200         4,479
  Restructuring charges                                                          110,700             -             -             -
  Other                                                                           67,809        59,707        35,824        29,957
                                                                              -----------   -----------   -----------   -----------
      Total non-interest expenses                                                432,359       324,691       159,624       162,318
                                                                              -----------   -----------   -----------   -----------
      Income before income taxes                                                 111,843       180,367       115,824        91,362
  Federal and state income taxes                                                  38,718        64,830        40,460        33,092
                                                                              -----------   -----------   -----------   -----------
Net Income                                                                  $     73,125  $    115,537  $     75,364  $     58,270
                                                                              ===========   ===========   ===========   ===========

Net Income Per Common Share                                                 $       0.77  $       1.34  $       0.80  $       0.68
                                                                              ===========   ===========   ===========   ===========

Average Common Shares Outstanding (in thousands)                                  93,354        85,386        93,574        85,563
                                                                              ===========   ===========   ===========   ===========

Note: Certain prior period amounts have been reclassified for comparative purposes.

See accompanying Notes to Consolidated Financial Statements.

                                                 SUMMIT BANCORP.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    Unaudited
                                             (dollars in thousands)
                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                       ---------------------------
                                                                                            1996          1995
                                                                                       ------------- -------------
 Operating activities
   Net income                                                                         $      73,125 $     115,537
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses and other real estate owned                                 33,204        35,400
       Depreciation, amortization and accretion, net                                         19,502        19,762
       Restructuring charges                                                                110,700             -
       Gains on sales of trading account securities and securities available for sale        (2,369)       (5,713)
       Gains on sales of mortgages held for sale                                             (1,935)       (1,338)
       Gains on sales of other real estate owned                                               (869)       (1,997)
       Proceeds from sales of other real estate owned                                        13,265        13,147
       Proceeds from sales of mortgages held for sale                                        55,298        31,229
       Originations of mortgages held for sale                                              (84,034)      (53,904)
       Net decrease (increase) in trading account securities                                 12,472        (7,163)
       (Increase) decrease in accrued interest receivable and other assets                   (5,854)       59,115
       (Decrease) increase in accrued interest payable, accrued
         expenses and other liabilities                                                     (48,479)       41,297
                                                                                       ------------- -------------
         Net cash provided by operating activities                                          174,026       245,372
                                                                                       ------------- -------------
 Investing activities
   Proceeds from maturities of securities held to maturity                                  344,080       419,649
   Purchases of securities held to maturity                                                (608,568)     (339,261)
   Purchases of securities available for sale                                              (317,468)     (154,773)
   Proceeds from maturities of securities available for sale                                246,999        57,546
   Proceeds from sales of securities available for sale                                      86,806       325,635
   Net (increase) decrease in interest bearing deposits with banks                           (2,940)        5,534
   Net increase in loans                                                                   (745,313)     (141,105)
   Purchases of premises and equipment, net                                                 (24,615)      (11,298)
                                                                                       ------------- -------------
         Net cash (used in) provided by investing activities                             (1,021,019)      161,927
                                                                                       ------------- -------------
 Financing activities
   Net increase (decrease) in demand and savings deposits                                   125,310      (497,185)
   Net increase in time deposits                                                            118,053       705,705
   Net increase (decrease) in short-term borrowings                                         518,802      (264,406)
   Principal payments on long-term debt                                                     (31,999)      (97,085)
   Proceeds from issuance of long-term debt                                                       -        74,925
   Dividends paid                                                                           (69,948)      (45,900)
   Proceeds from issuance of common stock for
     immaterial pooling acquisitions                                                         48,323             -
   Proceeds from issuance of common stock under dividend
     reinvestment and other stock plans                                                      19,642        14,674
   Repurchase of preferred stock                                                                  -        (5,984)
   Other, net                                                                                  (394)       (3,944)
                                                                                       ------------- -------------
         Net cash provided by (used in) financing activities                                727,789      (119,200)
                                                                                       ------------- -------------
(Decrease) increase in cash and cash equivalents                                           (119,204)      288,099
Cash and cash equivalents at beginning of period                                          1,499,368     1,240,156
                                                                                       ------------- -------------
Cash and cash equivalents at end of period                                            $   1,380,164 $   1,528,255
                                                                                       ============= =============
Supplemental disclosure of cash flow information
Cash paid:
     Interest payments                                                                $     317,558 $     287,706
     Income tax payments                                                                     73,545        47,921
Noncash investing activities:
    Loans made in conjunction with the sale of other real estate owned                          200         2,054
    Net transfer of loans to other real estate owned                                         17,240        12,862
    Net transfer of assets (from) to assets held for accelerated disposition                   (950)        2,765

See accompanying Notes to Consolidated Financial Statements.

                                                          SUMMIT BANCORP.
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                             Unaudited
                                                       (dollars in thousands)

                                                                                                          Net           Total
                                                       Preferred    Common                 Retained   Unrealized    Shareholders'
                                                         Stock       Stock     Surplus     Earnings   Gain (Loss)       Equity
                                                       --------   ---------   ---------   ---------   -----------   -------------
Balance, December 31, 1994                           $  50,008  $  102,005  $  730,131  $  676,281  $    (24,708) $  1,533,717
   Net income                                                -           -           -     115,537             -       115,537
   Cash dividends declared:
      Preferred stock                                        -           -           -      (1,421)            -        (1,421)
      Common stock                                           -           -           -     (46,791)            -       (46,791)
   Common stock issued:
      Dividend reinvestment and other stock plans
       (407,761 shares)                                      -         488       8,668           -             -         9,156
      Exercise of stock options, net (307,457 shares)        -         370       3,509           -             -         3,879
   Redemption of Series C preferred stock               (7,388)          -           -       1,404             -        (5,984)
   Change in unrealized gain (loss) on securities,
      net of tax                                             -           -           -           -        20,231        20,231
                                                       --------   ---------   ---------   ---------   -----------   -----------
Balance, June 30, 1995                               $  42,620  $  102,863  $  742,308  $  745,010  $     (4,477) $  1,628,324
                                                       ========   =========   =========   =========   ===========   ===========
Balance, December 31, 1995                           $  42,620  $  106,165  $  826,788  $  821,579  $      5,164  $  1,802,316
Balances at beginning of period of immaterial
 pooled acquisitions (4,353,085 shares)                      -       5,224      29,612      14,054          (567)       48,323
   Net income                                                -           -           -      73,125             -        73,125
   Cash dividends declared:
      Preferred stock                                        -           -           -      (1,278)            -        (1,278)
      Common stock                                           -           -           -     (69,064)            -       (69,064)
   Common stock issued:
      Dividend reinvestment and other stock plans
       (280,657 shares)                                      -         337      10,011           -             -        10,348
      Exercise of stock options, net (608,021 shares)        -         729       8,565           -             -         9,294
   Change in unrealized gain (loss) on securities,
      net of tax                                             -           -           -           -       (13,283)      (13,283)
                                                       --------   ---------   ---------   ---------   -----------   -----------
Balance, June 30, 1996                               $  42,620  $  112,455  $  874,976  $  838,416  $     (8,686) $  1,859,781
                                                       ========   =========   =========   =========   ===========   ===========

See accompanying Notes to Consolidated Financial Statements.

                                                     SUMMIT BANCORP.
                            CONSOLIDATED AVERAGE BALANCE SHEETS WITH RESULTANT INTEREST AND RATES
                                                        Unaudited
                                       (Tax-equivalent basis, dollars in thousands)

                                                                           Six Months Ended June 30,
                                                       ---------------------------------------------------------------
                                                                   1996                              1995
                                                       -----------------------------     -----------------------------
                                                         Average             Average       Average             Average
                                                         Balance   Interest   Rate         Balance   Interest   Rate
                                                       ----------- --------- -------     ----------- --------- -------
Assets
Interest earning assets:
  Federal funds sold and securities purchased
    under agreements to resell                        $    51,465 $   1,613    6.30 %   $   127,852 $   3,968    6.26 %
  Interest bearing deposits with banks                     15,937       412    5.20          12,758       375    5.93
  Trading account securities                               34,400       935    5.47          25,672       839    6.59
  Securities available for sale                         2,480,825    76,535    6.17         931,503    31,721    6.81
  Securities held to maturity:
    U.S. Government and Federal agencies                1,610,008    49,996    6.21       2,450,363    74,870    6.11
    States and political subdivisions                     270,360    13,105    9.69         356,611    17,334    9.72
    Other securities                                    1,506,400    44,463    5.90       1,981,355    60,308    6.09
                                                       ----------- --------- -------     ----------- --------- -------
      Total securities held to maturity                 3,386,768   107,564    6.35       4,788,329   152,512    6.37
                                                       ----------- --------- -------     ----------- --------- -------
  Loans:
    Commercial                                          5,340,008   221,965    8.36       5,291,176   232,290    8.85
    Residential mortgage                                3,545,999   131,933    7.44       2,849,211   103,794    7.29
    Commercial mortgage                                 2,434,095   104,440    8.58       2,235,907   100,215    8.96
    Consumer                                            3,206,077   135,319    8.49       2,773,160   120,493    8.76
                                                       ----------- --------- -------     ----------- --------- -------
      Total loans                                      14,526,179   593,657    8.22      13,149,454   556,792    8.54
                                                       ----------- --------- -------     ----------- --------- -------
      Total interest earning assets                    20,495,574   780,716    7.66      19,035,568   746,207    7.91
                                                       ----------- --------- -------     ----------- --------- -------
Non-interest earning assets:
  Cash and due from banks                               1,141,418                         1,063,877
  Allowance for loan losses                              (290,257)                         (303,141)
  Other assets                                            799,831                           823,251
                                                       -----------                       -----------
      Total non-interest earning assets                 1,650,992                         1,583,987
                                                       -----------                       -----------
Total Assets                                          $22,146,566                       $20,619,555
                                                       ===========                       ===========

Liabilities and Shareholders' Equity
Interest bearing liabilities:
  Savings deposits                                    $ 8,061,975   100,581    2.51     $ 7,777,097   101,853    2.64
  Time deposits                                         5,590,660   142,339    5.12       5,062,813   126,677    5.05
  Commercial certificates of deposit
    $100,000 and over                                     789,150    20,901    5.33         643,800    18,464    5.78
                                                       ----------- --------- -------     ----------- --------- -------
      Total interest bearing deposits                  14,441,785   263,821    3.67      13,483,710   246,994    3.69
                                                       ----------- --------- -------     ----------- --------- -------
  Commercial paper                                         42,858     1,108    5.20          48,408     1,390    5.79
  Other borrowed funds                                  1,481,996    39,206    5.32       1,345,819    39,092    5.86
  Long-term debt                                          403,056    15,363    7.62         519,894    19,274    7.41
                                                       ----------- --------- -------     ----------- --------- -------
      Total interest bearing liabilities               16,369,695   319,498    3.92      15,397,831   306,750    4.02
                                                       ----------- --------- -------     ----------- --------- -------
Non-interest bearing liabilities:
  Demand deposits                                       3,574,698                         3,317,130
  Other liabilities                                       344,049                           317,878
                                                       -----------                       -----------
      Total non-interest bearing liabilities            3,918,747                         3,635,008
Shareholders' equity                                    1,858,124                         1,586,716
                                                       -----------                       -----------
Total Liabilities and Shareholders' Equity            $22,146,566                       $20,619,555
                                                       ===========                       ===========
Net Interest Income (tax-equivalent basis)                          461,218    3.74 %                 439,457    3.89 %
                                                                             =======                           =======
Tax-equivalent basis adjustment                                      (7,117)                           (9,157)
                                                                   ---------                         ---------
Net Interest Income                                               $ 454,101                         $ 430,300
                                                                   =========                         =========
Net Interest Income as a Percent of Interest
  Earning Assets (tax-equivalent basis)                                        4.53 %                            4.66 %
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

See accompanying Notes to Consolidated Financial Statements.

			                                SUMMIT BANCORP.
		                    Notes to Consolidated Financial Statements
				                                (Unaudited)

1.) Basis of Presentation

The accompanying financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of Summit Bancorp. (the "Company"), the results of its operations, changes in shareholders' equity and changes in its cash flows. The financial statements presented, in all material respects, comply with the current reporting requirements of supervisory authorities. For additional information and disclosures required under generally accepted accounting principles, reference is made to the registrant's 1995 Annual Report on Form 10-K.

2.) Acquisitions

On March 1, 1996, UJB Financial Corp. completed its acquisition of The Summit Bancorporation, and changed its name to Summit Bancorp. This acquisition was accounted for as a pooling of interests and all financial information has been restated to reflect the combined results of operations. On January 16, 1996, The Summit Bancorporation acquired Garden State Bancshares, Inc. ("Garden State") and on February 23, 1996, UJB Financial Corp. acquired The Flemington National Bank and Trust Company ("Flemington"). Both of these acquisitions were accounted for as poolings of interests. However, because these acquisitions were considered immaterial to Summit Bancorp., the Flemington and Garden State transactions were recorded as adjustments to beginning shareholders' equity at January 1, 1996, without restating the consolidated financial statements for 1995 and prior.

On July 11, 1995, UJB Financial Corp. completed the purchase acquisition of Bancorp New Jersey, Inc. Bancorp New Jersey had total assets of $504.5 million, loans of $290.4 million and deposits of $450.0 million.

On May 22, 1996, the Company announced a definitive merger agreement to acquire Central Jersey Financial Corporation. On July 16, 1996 the Company also announced its intentions to purchase Summit Common Stock in the open market up to the amount, approximately 2.3 million shares, expected to be needed for issuance in connection with the Central Jersey acquisition.

3.) Earnings Per Common Share

Earnings per common share is calculated by dividing net income, less the dividends on the adjustable-rate cumulative preferred stock, by the average daily number of common shares outstanding during the period. Common stock equivalents are not included in the calculation as they have no material dilutive effect.

4.) Recent Accounting Pronouncements

In May 1995 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.122, "Accounting for Mortgage Servicing Rights." This Statement requires capitalization of the value of rights to service mortgage loans for others, whether those rights were acquired through purchase or origination. SFAS No. 122 also requires that capitalized mortgage servicing rights be evaluated for impairment based on their fair value with any adjustments recognized through a valuation allowance. Effective January 1, 1996, SFAS No. 122 was adopted and capitalization of originated mortgage servicing rights began. All capitalized mortgage servicing rights, both originated and purchased, are evaluated for impairment on a quarterly basis. The impact of adopting SFAS No. 122 during 1996 was immaterial.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- -----------------------------------------------
	       FINANCIAL  CONDITION AND RESULTS OF OPERATIONS.
	       -----------------------------------------------

FINANCIAL CONDITION

June 30, 1996 versus December 31, 1995

Total assets at June 30, 1996 were $22.4 billion, an increase of $849.9 million or 3.9 percent from year-end 1995. The increase in total assets was primarily related to the first quarter acquisitions of Garden State Bancshares, Inc. ("Garden State") and The Flemington National Bank and Trust Company ("Flemington"). These acquisitions represented approximately $597.7 million of this increase.

Securities held to maturity at June 30, 1996 were $3.3 billion, an increase of $262.4 million or 8.6 percent from year-end 1995.
 The increase from year-end 1995 was the result of $105.9 million from the two acquisitions and $502.7 million in purchases, partially offset by $344.1 million in maturities.
At June 30, 1996, the aggregate market value of the held-to-maturity portfolio was $3.2 billion. The aggregate market value at December 31, 1995 was $3.0 billion.

At June 30, 1996, securities available for sale amounted to $2.4 billion. These securities decreased $37.7 million or 1.6 percent from year-end 1995, and comprised $2.0 billion of U.S. Government and Federal agency securities and $369.4 million of other securities, predominately corporate collateralized mortgage obligations. For the first six months of 1996, $317.5 million of securities were purchased. These purchases were offset by maturities of $247.0 million and sales of $87.8 million.

At June 30, 1996, total loans amounted to $14.7 billion and increased $730.1 million or 5.2 percent from year-end 1995. The acquisitions of Garden State and Flemington accounted for $399.3 million of this increase. Residential mortgage loans increased $336.6 million or 10.2 percent, and commercial mortgage loans increased $76.0 million or 3.3 percent from December 31, 1995. The Garden State and Flemington acquisitions contributed $188.6 million to residential mortgage loans and $132.6 million to the commercial mortgage loan increase. Consumer loans increased $236.5 million or 7.7 percent from year-end 1995 to $3.3 billion. Commercial loans at June 30, 1996, increased $81.0 million or 1.5 percent from year-end 1995.

Total deposits were $18.2 billion at June 30, 1996, an increase of $243.4 million or 1.4 percent from December 31, 1995. This increase was primarily due to the Garden State and Flemington acquisitions. Demand deposits decreased $56.0 million or 1.4 percent from year-end 1995 to $3.8 billion. Savings and time deposits increased $216.5 million or 1.6 percent from December 31, 1995 to $13.6 billion.

Commercial certificates of deposit $100,000 and over were $790.3 million, an increase of $82.9 million or 11.7 percent compared to December 31, 1995.

Borrowed funds, including commercial paper and long-term debt, at June 30, 1996 increased $486.8 million or 33.2 percent from December 31, 1995 to $2.0 billion. The increase in borrowed funds was primarily used to prefund investment activity during the first quarter of 1996.

Total shareholders' equity increased $57.5 million or 3.2 percent from December 31, 1995 to $1.9 billion. Contributing to this increase, in addition to earnings and other equity activity, were the effects of the Garden State and Flemington pooling acquisitions as of January 1, 1996 which added $48.3 million to shareholders' equity. As of June 30, 1996, the unrealized loss on securities, net of tax, recorded in equity amounted to $8.7 million, compared to an unrealized gain of $5.2 million at year-end 1995. On May 22, 1996, the Company announced a definitive merger agreement to acquire Central Jersey Financial Corporation.

Capital ratios for June 30, 1996, as compared to select prior periods are shown in the following table.

		                     	June 30,     Dec. 31,     June 30,
			                       1996         1995         1995
		                     	--------     --------     --------
Select Capital  Ratios:
- -----------------------
   Leverage ratio         8.01%        7.97%        7.69%
   Tier I capital        10.75        10.75        10.49
   Total capital         13.42        13.46        13.25


Non-performing Loans and Other Real Estate Owned

At June 30, 1996, total non-performing loans and other real estate owned (OREO) were $197.0 million, a decline of $61.1 million or 23.7 percent, from the prior year. Compared to December 31, 1995, non-performing loans and OREO decreased $15.8 million. Non-performing loans at June 30, 1996, were $173.8 million and represented 1.18 percent of total loans, compared to
 $220.8 million, or 1.67 percent a year ago, and $188.5 million, or 1.34 percent, at December 31, 1995. These loans declined $47.1 million from June 30, 1995 which was due in part to a $12.7 million sale of 133 non-performing loans during the second quarter of 1996. OREO, net of a $13.9 million reserve, amounted to $23.3 million at June 30, 1996, a decline of 37.6 percent from $37.3 million a year ago, and 4.3 percent from $24.3 million at year-end 1995.

Allowance for Loan Losses

The allowance for loan losses at June 30, 1996 was $276.0 million or 1.87 percent of loans, compared to $279.0 million or
1.99 percent of loans at December 31, 1995 and $290.4 million or
2.20 percent of loans at June 30, 1995. For the six months ended June 30, 1996, net charge offs were $40.4 million, or .56 percent of average loans compared to $48.1 million, or .74 percent of average loans in the first six months of 1995. For the three months ended June 30, 1996, net charge offs were $20.1 million, or .55 percent of average loans compared to $23.5 million, or .72 percent of average loans in the second quarter of 1995.

Transactions in the allowance for loan losses are shown in the following table (dollars in thousands):



			                                   		Six Months Ended June 30,
					                                   -------------------------
					                                       1996        1995
					                                       ----        ----
Balance, January 1                       $ 279,034    $305,330
 Allowance acquired through immaterial
  poolings of interest                       6,342           -
 Provision charged to expense               31,000      33,150
					                                    ---------   ---------
					                                      316,376     338,480
					                                    ---------   ---------
 Net charge offs:
   Loans charged off                        51,870      59,516
   Less recoveries                          11,511      11,402
					                                    ---------   ---------
   Net loans charged off                    40,359      48,114
					                                    ---------   ---------
   Balance, June 30                      $ 276,017   $ 290,366
					                                    =========   =========

RESULTS OF OPERATIONS

For the second quarter of 1996, the Company reported net income of $75.4 million or $.80 per share compared to net income of $58.3 million or $.68 per share earned during the second quarter of 1995. Net income for the six months ended June 30, 1996 was $73.1 million compared to $115.5 million for the first half of 1995. On a per common share basis, net income for the six months ended June 30, 1996 was $.77 compared to $1.34 for the same period in 1995.

The results for the six months ended June 30, 1996 included restructuring charges of $110.7 million (pre-tax). This included merger-related charges of $89.0 million for The Summit Bancorporation, $7.9 million for Garden State and $4.3 million for Flemington. Also included was $9.5 million related to branch-closing expenses recorded in conjunction with the announced agreement to open 70 in-store supermarket branches. Excluding these restructuring charges, operating earnings were $143.1 million or $1.52 per share for the six months ended June 30, 1996.

Interest income on a tax-equivalent basis was $780.7 million for the six months ended June 30, 1996, an increase of $34.5 million, or 4.6 percent, compared to the prior year period. For the six months ended June 30, 1996, interest earning assets averaged $20.5 billion, an increase of $1.5 billion, or 7.7 percent. This increase in interest earning assets contributed $78.5 million to interest income. Offsetting this volume increase in interest income, was a $44.0 million decrease due to the decline in interest rates. The average prime rate for the second quarter of 1996 declined approximately 75 basis points from the prior year period.

Interest expense increased $12.7 million, or 4.2 percent, for the six months ended June 30, 1996 compared to the same period in 1995. For the six months ended June 30, 1996 interest bearing liabilities averaged $16.4 billion, an increase of $1.0 billion, or 6.3 percent, from the prior year period. This increase in interest bearing liabilities contributed $30.1 million to interest expense offset by a decrease of $17.4 million due to the decline in interest rates.

Net interest income on a tax-equivalent basis was $461.2 million for the six months ended June 30, 1996, an increase of $21.8 million, or 5.0 percent, compared to the same period in 1995. The net interest spread percentage on a tax-equivalent basis (the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities) was 3.74 percent for the six months ended June 30, 1996 compared to 3.89 percent for the prior year period. Net interest margin (net interest income on a tax-equivalent basis as a percentage of average interest earning assets) was 4.53 percent during the first six months of 1996 compared to 4.66 percent during the same period in 1995. The declines in net interest spread and margin were primarily due to a decline of 25 basis points on interest earning assets resulting from a lower interest rate environment compared to a decline of 10 basis points on interest bearing liabilities.

Asset and liability management efforts involve the use of certain derivative financial instruments. At June 30, 1996, the notional value of this derivative financial instruments portfolio consisted of $546.9 million of interest rate swaps and $30.0 million of interest rate floors. Interest rate swaps are contractual agreements between two parties to exchange interest payments at particular intervals. Interest rate floors are contracts whereby one party pays a fee in exchange for the right to receive the interest differential when an indexed rate falls below a strike rate. Both interest rate swaps and interest rate floors are accounted for as hedges and are not recorded on the balance sheet. Income or expense related to these instruments is accrued monthly and recognized as an adjustment to interest income or interest expense for those balance sheet instruments being hedged. Hedged transactions resulted in a net interest income reduction of $1.6 million through the second quarter of 1996, compared to a $5.4 million reduction during the first two quarters of 1995. The cost to terminate these contracts at June 30, 1996 was $3.7 million compared to $1.1 million at December 31, 1995, and $12.9 million at June 30, 1995.

The provision for loan losses for the second quarter was $15.5 million, compared with $17.0 million for the same period a year ago. On a year-to-date basis, the provision was $31.0 million, a decline of $2.2 million or 6.5 percent, compared with the first half of 1995.

Non-interest income

Non-interest income for the second quarter of 1996 totaled $62.8 million, an increase of $6.9 million, or 12.4 percent, compared with the second quarter of 1995. Excluding securities gains, total non-interest income was $61.3 million for the second quarter of 1996, an increase of $8.2 million, or 15.5 percent, from the prior year period. For the six months ended June 30, 1996, non-interest income totaled $121.1 million, an increase of $13.2 million, or 12.2 percent from the prior year period.

For the second quarter of 1996, service charges on deposits were $24.4 million, an increase of $3.1 million or 14.3 percent compared with the second quarter of 1995. On a year-to-date basis, 1996 service charges on deposits accounts have increased $5.5 million, or 13.0 percent as compared to the same period in 1995. These increases are primarily attributable to higher fees charged on commercial and personal demand deposits.

Service and loan fee income for the second quarter of 1996 increased $1.4 million, or 16.4 percent, as compared to the quarter ended June 30, 1995. For the first six months of 1996, service and loan fee income increased $4.7 million, or 29.8 percent as compared to the same period in 1995. These increases are primarily due to increases in service and fee income on mortgage and consumer loans.

Trust fee income for the second quarter of 1996 was $9.6 million, an increase of $1.4 million or 17.7 percent compared with the second quarter of 1995. During the first six months of 1996, trust fee income increased $2.3 million or 14.3 percent compared to the prior year period. This increase included the rise in income on mutual fund fees.

For the second quarter of 1996, net gains of $1.5 million on the sales and early redemptions of securities were realized compared with net gains of $2.8 million in the second quarter of 1995. On a year-to-date basis, securities gains were $2.3 million, compared to $5.0 million during the first six months of 1995. For the three months ended June 30, 1996, other income increased $2.5 million, or 17.4 percent as compared to the second quarter of 1995. Other income for the first six months of 1996 increased $4.0 million, or 14.4 percent as compared to the same period in 1995. These increases are primarily attributable to increases in ATM and brokerage fees.

Non-interest expense

Non-interest expenses for the second quarter of 1996 totaled $159.6 million compared to $162.3 for the second quarter of 1995. For the first six months of 1996, non-interest expenses amounted to $432.4 million, which compared to $324.7 million for the same period in 1995. Non-interest expenses for the first six months of 1996 included restructuring charges of $110.7 million, which were incurred in the first quarter of 1996.

Salaries expense for the second quarter of 1996 was $62.0 million, which remained relatively unchanged from the prior year period. For the first six months of 1996, salaries expense increased $.7 million or .6 percent compared to the same period in 1995. This expense remained flat as the company has begun to realize anticipated cost savings from the mergers. Pension and other employee benefits for the first six months of 1996 were $44.0 million, down $.8 million, or 1.7 percent, compared with the first half of 1995. For the second quarter of 1996, pension and other employee benefits decreased $2.4 million, or 10.7 percent, as compared to the second quarter of 1995. The declines in pension and other employee benefits for the six months and three months ended June 30, 1996 were primarily attributable to lower medical insurance, pension and other post-retirement costs.

Occupancy expenses for the second quarter of 1996 increased $1.0 million, or 5.8 percent, compared to the prior year period. On a year-to-date basis, occupancy expenses for 1996 increased $3.5 million, or 10.1 percent, as compared to the same period in 1995. These expenses increased due in part to the severe weather conditions experienced during the first quarter of 1996 and higher maintenance associated with the additional branch locations operated during the first six months of 1996.
Furniture and equipment expenses rose $.9 million, or 6.0 percent, in the second quarter of 1996 when compared with the second quarter of 1995. For the first six months of 1996, furniture and equipment expenses increased $1.8 million, or 6.1 percent as compared to the same period in 1995. These increases are due in part to the increases in depreciation and lease expense on equipment acquired through the Flemington and Garden State acquisitions.

For the first six months of 1996 the FDIC assessment expense of $2.5 million represented a decline of $16.2 million, from the same period of 1995. For the second quarter of 1996, the FDIC assessment expense decreased $8.1 million, as compared to the second quarter of 1995. These decreases are attributable to the reduction of the FDIC assessment rate on deposits insured under the Bank Insurance Fund (BIF) from 23 cents per $100 of deposits to 4 cents per $100 of deposits, effective June 1, 1995.

Other real estate owned expenses were $1.9 million for the second quarter of 1996, an increase of $.3 million from the second quarter of 1995. For the second quarter of 1996, other operating expense increased $5.9 million, or 19.6 percent as compared to the second quarter of 1995. On a year-to-date basis, other operating expense was $67.8 million, which increased $8.1 million, or 13.6 percent as compared to the same period in 1995. These increases are partially attributable to increases in acquisition premium amortization, communication and legal expenses.

LIQUIDITY

Liquidity is the ability to meet the borrowing needs and deposit withdrawal requirements of customers and support asset growth.
Principal sources of liquidity are deposit generation, access to purchased funds, maturities and repayments of loans and investment securities and interest and fee income.

The consolidated statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. During the first half of 1996, net cash provided by operating activities totaled $174.0 million. Contributing to net cash provided by operating activities were the results of operations adjusted for the restructuring charges, the provisions for loan losses and other real estate owned, and proceeds from the sales of mortgages held for sale. Net cash used in investing activities totaled $1.0 billion and was the result of investment and loan activity. Net cash provided by financing activities totaled $727.8 million, reflecting the increases in time deposits and short-term borrowings from year-end 1995.

During the first six months of 1996, proceeds of $591.1 million from maturities in the securities portfolios, including securities available for sale, an increase of $216.5 million in savings and time deposits, and an increase of $486.8 million in borrowed funds contributed to liquidity. Offsetting these sources, demand deposits declined $56.0 million from year-end 1995. Other uses of funds included an increase in total loans of $730.1 million, and purchases totaling $926.0 million of securities, including held to maturity and available for sale.

Additional liquidity is generated from maturities and principal repayments in the investment portfolio. Scheduled maturities and anticipated principal repayments of the held to maturity portfolio will approximate $305 million throughout the balance of 1996. In addition, all or part of the securities available for sale portfolio of $2.4 billion could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Liquidity is also available through additional lines of credit and the ability to incur additional debt. At June 30, 1996, there were $38.0 million of short-term lines of credit available for general corporate purposes, with no outstandings. In addition, the banking subsidiaries have established lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank of New York and other banks which further support and enhance liquidity.

		                 PART II.  OTHER INFORMATION
		                 ---------------------------

ITEM 1.  LEGAL PROCEEDINGS.
- ---------------------------

1.  Michael Hochman and Joan Hochman, individually and on behalf
    ------------------------------------------------------------
of a class of similarly situated depositors v. United Jersey
- ------------------------------------------------------------
Bank and UJB Financial Corp., United States District Court for
- ----------------------------
the District of New Jersey, Civil Action No. 96-916 (MTB). Complaint filed December 7, 1995; removed to the United States District Court on February 27, 1996. Reported on Form 10-K for the period ended December 31, 1995 and on Form 10-Q for the period ended March 31, 1996. As previously reported, Summit
Bank (formerly United Jersey Bank) and Summit Bancorp. (formerly UJB Financial Corp.) filed motions for summary judgment on March 21, 1996. The Plaintiffs filed a cross-motion for summary judgment on April 23, 1996. Briefing on the motions has been completed but no decision has been rendered to date by the Court.

2.  Annette Loatman on behalf of herself and all others
    ---------------------------------------------------
similarly situated v. United Jersey Bank, U.S. District Court
- ----------------------------------------
for the District of New Jersey, Civil Action #95CV05258 (JBS), filed October 4, 1995. Reported on Form 10-K for the period ended December 31, 1995 and on Form 10-Q for the period ended March 31, 1996. Summit Bank (formerly United Jersey Bank) filed a motion to dismiss the complaint against it. On July 29, 1996, the motion was denied by the Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
       	----------------------------------------------------

The annual meeting of the shareholders of Summit Bancorp. was held May 20, 1996. The following is a brief description of each matter voted on at the annual meeting:

PROPOSAL 1 - ELECTION OF DIRECTORS
- ----------------------------------

The following Directors were nominated for election to the Board of Directors as Class III Directors for a three year term: S. Rodgers Benjamin, Robert L. Boyle, Robert G. Cox, Elinor J. Ferdon, John R. Howell and Joseph M. Tabak. The following Directors were nominated for election to the Board of Directors as Class I Directors for a one year term: James C. Brady, Jr., Thomas G. Sayles, Jr., and Douglas G. Watson. Orin R. Smith was nominated for election to the Board of Directors as a Class II Director for a two year term.

PROPOSAL 2 - AMENDMENTS TO THE 1993 INCENTIVE STOCK AND
- -------------------------------------------------------
	            OPTION PLAN
	            -----------

Shareholders were presented with a proposal to approve amendments to the Summit Bancorp. 1993 Incentive Stock and
Option Plan.

PROPOSAL 3 - INDEPENDENT ACCOUNTANTS
- ------------------------------------

Shareholders were presented with a proposal to ratify the selection of KPMG Peat Marwick LLP, independent certified public accountants, to audit the consolidated financial statements of Summit Bancorp. and its subsidiaries for the year ending
December 31, 1996.

The results of the voting at the annual meeting was as follows:


					                                       SHARES
					                                       ------
PROPOSAL                           FOR                 WITHHELD
- --------                           ---                 --------
1 - Election of Directors
    S. Rodgers Benjamin         79,113,168              953,789
    Robert L. Boyle             79,214,952              852,005
    James C. Brady, Jr.         79,226,235              840,722
    Robert G. Cox               79,178,428              888,529
    Elinor J. Ferdon            79,180,784              886,173
    John R. Howell              79,217,040              849,917
    Thomas D. Sayles, Jr.       79,177,200              889,757
    Orin R. Smith               79,218,226              848,731
    Joseph M. Tabak             79,222,297              844,660
    Douglas G. Watson           79,116,534              950,423

					                                          	SHARES
						                                          ------
				                                 FOR        AGAINST     ABSTAIN
				                                 ---        -------     -------
2 - Amendments to 1993
    Incentive Stock and Option
    Plan                          75,316,563   3,671,612   1,078,782


3 - Independent Accountants       79,121,200     461,044     484,713

ITEM 5. OTHER INFORMATION.
- --------------------------

On May 22, 1996, the Company announced a definitive merger agreement to acquire Central Jersey Financial Corporation (Central Jersey) with shares of Company common stock. Central Jersey has $468 million in assets with six branches in Middlesex County, New Jersey. The Merger is expected to be completed in the fourth quarter of 1996. For a description of the merger, see the Company's current report on Form 8-K dated May 22, 1996.

On July 16, 1996 the Company also announced its intentions to purchase Summit Common Stock in the open market up to the amount, approximately 2.3 million shares, expected to be needed for issuance in connection with the Central Jersey acquisition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
- ------------------------------------------

(a)      Exhibits
       	----------
	       (10) C.(i)      Summit Bancorp. 1993 Incentive Stock and Option Plan
			                     (incorporated by reference to Attachment A to the
			                     Proxy Statement of Registrant dated April 12, 1996).

	             (iv)      Summit Bancorp. Compensation Committee Interpretations
			                     of Stock Incentive Plans adopted June 19, 1996.

	            E.         Converted Summit Bancorporation Stock Option Plan of
			                     Summit Bancorp. (incorporated by reference to Exhibit
                     			10 to Registration Statement No. 333-02625 on Form S-8,
                     			filed April 17, 1996).

       	(27)            Summit Bancorp. financial data schedule - June 30, 1996

(b)     Reports on Form 8-K
       	-------------------

In a current report on Form 8-K dated March 31, 1996, the Company under Item 5, Other Events, voluntarily reported on a combined basis (of UJB Financial Corp. and The Summit
Bancorporation) the results of operations for three months ended
March 31, 1996.

In a current report on Form 8-K dated May 22, 1996, the Company under Item 5, Other Events, and Item 7, Financial Statements and Exhibits, reported the execution of an Agreement and Plan of Merger, dated May 22, 1996, among Central Jersey Financial Corporation and Summit Bancorp.

In a current report on Form 8-K dated July 16, 1996, the Company under Item 5, Other Events, and Item 7, Financial Statements and Exhibits, issued consolidated balance sheets at June 30, 1996, December 31, 1995, and June 30, 1995 and consolidated statements of income for the six months and three months ended June 30, 1996 and 1995.

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



					                                    Summit Bancorp.
                                					    ---------------
 					                                      Registrant







   	DATE:   August 14, 1996       BY:  /s/ William J. Healy
				                                 ---------------------------
                                    					  William J. Healy
                        			     Executive Vice President and Comptroller
                             				     (Chief Accounting Officer)

			                       EXHIBIT INDEX
			                       -------------

Exhibit No.                          Description
- -----------       --------------------------------------------------------

(10) C.(i)        Summit Bancorp. 1993 Incentive Stock and Option Plan
		                (incorporated by reference to Attachment A to the Proxy
              		  Statement of Registrant dated April 12, 1996).

      (iv)        Summit Bancorp. Compensation Committee Interpretations of
              		  Stock Incentive Plans adopted June 19, 1996.

     E.           Converted Summit Bancorporation Stock Option Plan of Summit
		                Bancorp. (incorporated by reference to Exhibit 10 to
              		  Registration Statement No. 333-02625 on Form S-8, filed
              		  April 17, 1996).

(27)              Summit Bancorp. financial data schedule - June 30, 1996