Form 10-Q
period 1996-09-30
SUMMIT BANCORP/NJ/
filed 1996-11-14
CIK 101320

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1996
                              ----------------------------------------------


                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

                              ---------------------  -----------------------

Commission File Number:                         1-6451
                       -----------------------------------------------------

                                 Summit Bancorp.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            New Jersey                                  22-1903313
----------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

301 Carnegie Center, P.O. Box 2066, Princeton, New Jersey    08543-2066
----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (609) 987-3200
----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

----------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes   [ ] No

     As of October 31, 1996 there were 91,656,599 shares of common stock,
                          $1.20 par value, outstanding.

                                SUMMIT BANCORP.
                                  FORM 10-Q
                                    INDEX





Part I.     Financial Information.                                  Page No.

Item 1.     Financial Statements

            Consolidated Balance Sheets -
             September 30, 1996, December 31, 1995 and
             September 30, 1995........................................2

     	      Consolidated Statements of Income -
             Three and Nine Months Ended September 30, 1996 and 1995...3

            Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 1996 and 1995.............4

            Consolidated Statements of Shareholders' Equity -
             Nine Months Ended September 30, 1996 and 1995.............5

            Consolidated Average Balance Sheets With Resultant
             Interest and Rates -
             Nine Months Ended September 30, 1996 and 1995.............6

            Notes to Consolidated Financial Statements.................7

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................10

Part II.    Other Information.

Item 1.     Legal Proceedings.........................................19

Item 6.     Exhibits and Reports on Form 8-K..........................21

Signatures............................................................22

Exhibit Index.........................................................23

                      PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                                             SUMMIT BANCORP.
                                                        CONSOLIDATED BALANCE SHEETS
                                                                Unaudited
                                                          (dollars in thousands)

                                                                              September 30,   December 31,   September 30,
                                                                                  1996            1995          1995
                                                                              -------------   ------------   ------------
Assets
Cash and cash equivalents:
    Cash and due from banks                                                $     1,349,896 $    1,337,718 $    1,066,587
    Federal funds sold and securities purchased under agreements to resell             372        161,650         70,870
                                                                              -------------   ------------   ------------
        Total cash and cash equivalents                                          1,350,268      1,499,368      1,137,457
Interest bearing deposits with banks                                                 9,136         18,329         15,951
Trading account securities                                                          20,049         28,637         32,663
Securities available for sale                                                    2,452,800      2,408,065      1,032,770
Securities held to maturity                                                      3,245,175      3,047,080      4,649,117
Loans (net of unearned discount):
    Commercial                                                                   5,463,705      5,321,047      5,298,446
    Residential mortgage                                                         3,657,219      3,296,818      3,230,956
    Commercial mortgage                                                          2,329,831      2,315,384      2,218,087
    Consumer                                                                     3,366,700      3,086,325      2,983,031
                                                                              -------------   ------------   ------------
        Total loans                                                             14,817,455     14,019,574     13,730,520
    Less: Allowance for loan losses                                                271,138        279,034        291,156
                                                                              -------------   ------------   ------------
        Net loans                                                               14,546,317     13,740,540     13,439,364
Premises and equipment                                                             204,089        206,691        207,441
Accrued interest receivable                                                        137,620        132,441        130,224
Other real estate owned, net                                                        21,986         24,295         40,483
Due from customers on acceptances                                                   15,756         26,740         22,332
Other assets                                                                       385,033        404,749        441,985
                                                                              -------------   ------------   ------------
Total Assets                                                               $    22,388,229 $   21,536,935 $   21,149,787
                                                                              =============   ============   ============
Liabilities and Shareholders' Equity
Deposits:
    Non-interest bearing demand deposits                                   $     4,091,826 $    3,873,801 $    3,605,643
    Interest bearing deposits:
        Savings and time deposits                                               13,289,236     13,373,864     13,210,623
        Commercial certificates of deposit $100,000 and over                       928,890        707,438        696,858
                                                                              -------------   ------------   ------------
            Total deposits                                                      18,309,952     17,955,103     17,513,124
Commercial paper                                                                    41,849         38,503         48,542
Other borrowed funds                                                             1,468,503      1,004,053      1,044,078
Long-term debt                                                                     391,777        424,862        475,530
Accrued interest payable                                                            58,457         45,567         54,435
Bank acceptances outstanding                                                        15,756         26,740         22,332
Accrued expenses and other liabilities                                             264,083        239,791        245,749
                                                                              -------------   ------------   ------------
            Total liabilities                                                   20,550,377     19,734,619     19,403,790
Shareholders' equity:
    Preferred stock without par value:
        Series B: Authorized 1,200,000 shares; issued and outstanding 600,166
                in 1996 and 1995, adjustable-rate cumulative, $50 stated value      30,008         30,008         30,008
        Series C: Authorized 800,000 shares; issued and outstanding 504,481
                in 1996 and 1995, adjustable-rate cumulative, $25 stated value      12,612         12,612         12,612
    Common stock par value $1.20:
        Authorized 130,000,000 shares; issued 93,841,298 at September 30,
        1996; issued and outstanding 88,471,028 at December 31, 1995 and
        87,993,436 at September 30, 1995                                           112,610        106,165        105,592
    Surplus                                                                        879,430        826,788        816,826
    Retained earnings                                                              879,224        821,579        782,719
    Net unrealized gain (loss) on securities, net of tax                             9,831          5,164         (1,760)
                                                                              -------------   ------------   ------------
                                                                                 1,923,715      1,802,316      1,745,997
    Treasury stock at cost, (2,213,300 shares in 1996)                             (85,863)             -              -
                                                                              -------------   ------------   ------------
        Total shareholders' equity                                               1,837,852      1,802,316      1,745,997
                                                                              -------------   ------------   ------------
Total Liabilities and Shareholders' Equity                                 $    22,388,229 $   21,536,935 $   21,149,787
                                                                              =============   ============   ============

See accompanying Notes to Consolidated Financial Statements.

                                                                         2

                                                            SUMMIT BANCORP.
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                                               Unaudited
                                             (dollars in thousands, except per share data)
                                                                                  Nine Months Ended           Three Months Ended
                                                                                    September  30,               September 30,
                                                                              -------------------------   -------------------------
                                                                                  1996          1995          1996          1995
                                                                              -----------   -----------   -----------   -----------
Interest Income
  Interest and fees on loans                                                $    891,777  $    840,172  $    300,462  $    285,957
  Interest on securities available for sale                                      112,643        47,753        36,108        16,739
  Interest on securities held to maturity:
      Taxable                                                                    139,036       202,179        45,590        67,168
      Tax-exempt                                                                  13,025        16,617         3,666         4,954
  Interest on Federal funds sold and securities
    purchased under agreements to resell                                           2,089         5,973           476         2,005
  Interest on trading account securities                                           1,172         1,357           253           553
  Interest on deposits with banks                                                    570           513           158           138
                                                                              -----------   -----------   -----------   -----------
      Total interest income                                                    1,160,312     1,114,564       386,713       377,514
Interest Expense
  Interest on savings and time deposits                                          362,574       355,079       119,654       126,549
  Interest on commercial certificates of deposit
    $100,000 and over                                                             32,780        26,776        11,879         8,312
  Interest on borrowed funds                                                      81,935        86,029        26,258        26,273
                                                                              -----------   -----------   -----------   -----------
      Total interest expense                                                     477,289       467,884       157,791       161,134
                                                                              -----------   -----------   -----------   -----------
      Net interest income                                                        683,023       646,680       228,922       216,380
  Provision for loan losses                                                       46,500        52,350        15,500        19,200
                                                                              -----------   -----------   -----------   -----------
      Net interest income after provision for loan losses                        636,523       594,330       213,422       197,180
Non-Interest Income
  Service charges on deposit accounts                                             72,711        64,777        24,874        22,432
  Service and loan fee income                                                     30,586        25,680         9,891         9,732
  Trust income                                                                    28,787        25,161         9,975         8,698
  Securities gains                                                                 2,514         6,815           251         1,769
  Trading account gains                                                              267           952           161           285
  Other                                                                           47,280        42,654        15,892        15,215
                                                                              -----------   -----------   -----------   -----------
      Total non-interest income                                                  182,145       166,039        61,044        58,131
Non-Interest Expenses
  Salaries                                                                       183,614       188,242        58,592        63,923
  Pension and other employee benefits                                             63,661        66,094        19,617        21,270
  Occupancy, net                                                                  55,149        52,324        16,675        17,374
  Furniture and equipment                                                         47,614        44,997        15,942        15,135
  Advertising and public relations                                                11,525        12,784         3,593         4,083
  Deposit insurance assessment                                                    14,839        18,886        12,374           260
  Other real estate owned expenses                                                 4,861         7,777           620         4,075
  Restructuring charges                                                          110,700             -             -             -
  Other                                                                          100,725        91,909        32,916        32,202
                                                                              -----------   -----------   -----------   -----------
      Total non-interest expenses                                                592,688       483,013       160,329       158,322
                                                                              -----------   -----------   -----------   -----------
      Income before income taxes                                                 225,980       277,356       114,137        96,989
  Federal and state income taxes                                                 (78,877)      (99,642)      (40,159)      (34,812)
                                                                              -----------   -----------   -----------   -----------
Net Income                                                                  $    147,103  $    177,714  $     73,978  $     62,177
                                                                              ===========   ===========   ===========   ===========

Net Income Per Common Share                                                 $       1.56  $       2.04  $       0.79  $       0.70
                                                                              ===========   ===========   ===========   ===========

Average Common Shares Outstanding (in thousands)                                  93,304        86,141        93,205        87,627
                                                                              ===========   ===========   ===========   ===========

See accompanying Notes to Consolidated Financial Statements.

                                             SUMMIT BANCORP.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                Unaudited
                                          (dollars in thousands)
                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                       ---------------------------
                                                                                            1996          1995
                                                                                       ------------- -------------
 Operating activities
   Net income                                                                         $     147,103 $     177,714
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses and other real estate owned                                 48,704        56,197
       Depreciation, amortization and accretion, net                                         21,907        31,779
       Restructuring charges and other non-recurring charges                                121,759             -
       Gains on sales of trading account securities and securities available for sale        (2,781)       (7,767)
       Gains on sales of mortgages held for sale                                             (1,935)       (3,247)
       Gains on sales of other real estate owned                                             (1,130)       (2,885)
       Proceeds from sales of other real estate owned                                        17,557        16,700
       Proceeds from sales of mortgages held for sale                                       158,243        93,049
       Originations of mortgages held for sale                                             (293,060)     (111,929)
       Net decrease in trading account securities                                             8,855         3,159
       Decrease in accrued interest receivable and other assets                              27,912         1,960
       (Decrease) increase in accrued interest payable, accrued
         expenses and other liabilities                                                     (95,561)       47,021
                                                                                       ------------- -------------
         Net cash provided by operating activities                                          157,573       301,751
                                                                                       ------------- -------------
 Investing activities
   Proceeds from maturities of securities held to maturity                                  511,515       676,697
   Purchases of securities held to maturity                                                (714,013)     (530,311)
   Purchases of securities available for sale                                              (498,577)     (346,322)
   Proceeds from maturities of securities available for sale                                363,215       149,001
   Proceeds from sales of securities available for sale                                      97,742       329,790
   Net decrease in interest bearing deposits with banks                                       9,193         2,871
   Net increase in loans                                                                   (729,462)     (677,680)
   Purchases of premises and equipment, net                                                 (19,045)      (15,613)
                                                                                       ------------- -------------
         Net cash used in investing activities                                             (979,432)     (411,567)
                                                                                       ------------- -------------
 Financing activities
   Net increase (decrease) in demand and savings deposits                                   111,265      (505,721)
   Net increase in time deposits                                                            243,584     1,041,208
   Net increase (decrease) in short-term borrowings                                         467,796      (470,419)
   Principal payments on long-term debt                                                     (33,085)     (144,501)
   Proceeds from issuance of long-term debt                                                       -        74,925
   Dividends paid                                                                           (99,295)      (70,282)
   Proceeds from issuance of common stock for acquisitions                                   48,323        68,186
   Proceeds from issuance of common stock under dividend
     reinvestment and other stock plans                                                      24,251        23,735
   Common stock purchased for the Central Jersey acquisition                                (85,863)            -
   Repurchase of preferred stock                                                                  -        (5,984)
   Other, net                                                                                (4,217)       (4,030)
                                                                                       ------------- -------------
         Net cash provided by financing activities                                          672,759         7,117
                                                                                       ------------- -------------
Decrease in cash and cash equivalents                                                      (149,100)     (102,699)
Cash and cash equivalents at beginning of period                                          1,499,368     1,240,156
                                                                                       ------------- -------------
Cash and cash equivalents at end of period                                            $   1,350,268 $   1,137,457
                                                                                       ============= =============


Supplemental disclosure of cash flow information
Cash paid:
     Interest payments                                                                $     464,399 $     448,390
     Income tax payments                                                                    106,761        69,336
Noncash investing activities:
    Loans made in conjunction with the sale of other real estate owned                          328         2,148
    Net transfer of loans to other real estate owned                                         18,616        27,807

See accompanying Notes to Consolidated Financial Statements.


                                                 SUMMIT BANCORP.
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                    Unaudited
                                              (dollars in thousands)

                                                                                             Net                          Total
                                          Preferred   Common                 Retained    Unrealized     Treasury   Shareholders'
                                           Stock       Stock      Surplus    Earnings    Gain (Loss)      Stock          Equity
                                          --------   ---------   ---------   ---------   -----------   -----------   -----------
Balance, December 31, 1994              $  50,008  $  102,005  $  730,131  $  676,281  $    (24,708) $          -  $  1,533,717
   Net income                                   -           -           -     177,714             -             -       177,714
   Cash dividends declared:
      Preferred stock                           -           -           -      (2,060)            -             -        (2,060)
      Common stock                              -           -           -     (70,620)            -             -       (70,620)
   Common stock issued:
      In connection with purchase
       acquisition of
       Bancorp New Jersey, Inc.
       (1,948,153 shares)                       -       2,338      65,848           -             -             -        68,186
      Dividend reinvestment and other
       stock plans (652,505 shares)             -         783      15,626           -             -             -        16,409
      Exercise of stock options,
       net (388,826 shares)                     -         466       5,221           -             -             -         5,687
   Redemption of Series C
      preferred stock                      (7,388)          -           -       1,404             -             -        (5,984)
   Change in unrealized gain (loss) on
      securities, net of tax                    -           -           -           -        22,948             -        22,948
                                          --------   ---------   ---------   ---------   -----------   -----------   -----------
Balance, September 30, 1995             $  42,620  $  105,592  $  816,826  $  782,719  $     (1,760) $          -  $  1,745,997
                                          ========   =========   =========   =========   ===========   ===========   ===========
Balance, December 31, 1995              $  42,620  $  106,165  $  826,788  $  821,579  $      5,164  $          -  $  1,802,316
Balances at beginning of period of
  immaterial pooled acquisitions
  (4,353,085 shares)                            -       5,224      29,612      14,054          (567)            -        48,323
   Net income                                   -           -           -     147,103             -             -       147,103
   Cash dividends declared:
      Preferred stock                           -           -           -      (1,917)            -             -        (1,917)
      Common stock                              -           -           -    (101,595)            -             -      (101,595)
   Common stock issued:
      Dividend reinvestment and other
       stock plans (282,390 shares)             -         339      10,083           -             -             -        10,422
      Exercise of stock options,
       net (734,795 shares)                     -         882      12,947           -             -             -        13,829
      Common stock purchased for the
       Central Jersey acquisition,
       (2,213,300 shares)                       -           -           -           -             -       (85,863)      (85,863)
   Change in unrealized gain (loss) on
      securities, net of tax                    -           -           -           -         5,234             -         5,234
                                          --------   ---------   ---------   ---------   -----------   -----------   -----------
Balance, September 30, 1996             $  42,620  $  112,610  $  879,430  $  879,224  $      9,831  $    (85,863) $  1,837,852
                                          ========   =========   =========   =========   ===========   ===========   ===========

See accompanying Notes to Consolidated Financial Statements.

                                                     5

                                          SUMMIT BANCORP.
                   CONSOLIDATED AVERAGE BALANCE SHEETS WITH RESULTANT INTEREST AND RATES
                                             Unaudited
                              (Tax-equivalent basis, dollars in thousands)

                                                                         Nine Months Ended September 30,
                                                       -----------------------------------------------------------------
                                                                   1996                              1995
                                                       ------------------------------     ------------------------------
                                                         Average              Average       Average              Average
                                                         Balance    Interest   Rate         Balance    Interest   Rate
                                                       ----------- ---------- -------     ----------- ---------- -------
Assets
Interest earning assets:
  Federal funds sold and securities purchased
    under agreements to resell                        $    46,974  $   2,089    5.94 %   $   126,012  $   5,973    6.34 %
  Interest bearing deposits with banks                     14,595        570    5.22          11,669        513    5.88
  Trading account securities                               28,587      1,182    5.52          30,676      1,414    6.16
  Securities available for sale                         2,422,435    112,643    6.20         974,192     48,868    6.69
  Securities held to maturity                           3,339,560    157,901    6.30       4,754,569    227,089    6.37
  Loans:
    Commercial                                          5,351,129    334,916    8.36       5,274,757    347,095    8.80
    Residential mortgage                                3,578,174    198,905    7.41       2,937,983    162,193    7.36
    Commercial mortgage                                 2,412,491    156,351    8.64       2,235,090    150,038    8.95
    Consumer                                            3,253,407    205,803    8.45       2,820,915    184,732    8.76
                                                       ----------- ---------- -------     ----------- ---------- -------
      Total loans                                      14,595,201    895,975    8.20      13,268,745    844,058    8.50
                                                       ----------- ---------- -------     ----------- ---------- -------
      Total interest earning assets                    20,447,352  1,170,360    7.65      19,165,863  1,127,915    7.87
                                                       ----------- ---------- -------     ----------- ---------- -------
Non-interest earning assets:
  Cash and due from banks                               1,198,728                          1,066,941
  Allowance for loan losses                              (287,628)                          (301,869)
  Other assets                                            803,176                            826,177
                                                       -----------                        -----------
      Total non-interest earning assets                 1,714,276                          1,591,249
                                                       -----------                        -----------
Total Assets                                          $22,161,628                        $20,757,112
                                                       ===========                        ===========

Liabilities and Shareholders' Equity
Interest bearing liabilities:
  Savings deposits                                    $ 7,986,628    149,676    2.50     $ 7,766,099    154,501    2.66
  Time deposits                                         5,574,744    212,898    5.10       5,233,248    200,578    5.12
  Commercial certificates of deposit
    $100,000 and over                                     816,242     32,780    5.36         622,543     26,776    5.75
                                                       ----------- ---------- -------     ----------- ---------- -------
      Total interest bearing deposits                  14,377,614    395,354    3.67      13,621,890    381,855    3.75
                                                       ----------- ---------- -------     ----------- ---------- -------
  Commercial paper                                         43,898      1,725    5.25          48,615      2,082    5.73
  Other borrowed funds                                  1,424,874     57,254    5.37       1,265,085     55,068    5.82
  Long-term debt                                          399,373     22,956    7.66         515,419     28,879    7.47
                                                       ----------- ---------- -------     ----------- ---------- -------
      Total interest bearing liabilities               16,245,759    477,289    3.92      15,451,009    467,884    4.05
                                                       ----------- ---------- -------     ----------- ---------- -------
Non-interest bearing liabilities:
  Demand deposits                                       3,699,303                          3,350,191
  Other liabilities                                       358,159                            327,347
                                                       -----------                        -----------
      Total non-interest bearing liabilities            4,057,462                          3,677,538
                                                       -----------                        -----------
Shareholders' equity                                    1,867,375                          1,628,565
Less: Treasury stock                                       (8,968)                                 -
                                                       -----------                        -----------
Total Shareholders' equity                              1,858,407                          1,628,565
                                                       -----------                        -----------
Total Liabilities and Shareholders' Equity            $22,161,628                        $20,757,112
                                                       ===========                        ===========
Net Interest Income (tax-equivalent basis)                           693,071    3.73 %                  660,031    3.82 %
Tax-equivalent basis adjustment (based on a                                   =======                            =======
     Federal income tax rate of 35%)                                 (10,048)                           (13,351)
                                                                   ----------                         ----------
Net Interest Income                                                $ 683,023                          $ 646,680
                                                                   ==========                         ==========
Net Interest Income as a Percent of Interest
  Earning Assets (tax-equivalent basis)                                         4.53 %                             4.60 %
                                                                              =======                            =======

See accompanying Notes to Consolidated Financial Statements.


                                                                6

                               SUMMIT BANCORP.
                  Notes to Consolidated Financial Statements
                                 (Unaudited)

1.) Basis of Presentation

The accompanying financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of Summit Bancorp. (the "Company"), the results of its operations, changes in shareholders' equity and changes in its cash flows. The financial statements presented, in all material respects, comply with the current reporting requirements of supervisory authorities. Certain prior period amounts have been reclassified for comparative purposes. For additional information and disclosures required under generally accepted accounting principles, reference is made to the registrant's 1995 Annual Report on Form 10-K.

2.) Acquisitions

On January 16, 1996, The Summit Bancorporation acquired Garden State Bancshares, Inc. ("Garden State") and on February 23, 1996, UJB Financial Corp. acquired The Flemington National Bank and Trust Company ("Flemington"). Both of these acquisitions were accounted for as poolings of interest and were recorded as adjustments to beginning shareholders' equity as of January 1, 1996, without restating consolidated financial statements for 1995 and prior years. On March 1, 1996, UJB Financial Corp. completed its acquisition of The Summit Bancorporation, and the Company changed its name to Summit Bancorp. This acquisition was accounted for as a pooling of interests and all financial information has been restated to reflect the combined results of operations.

On July 11, 1995, UJB Financial Corp. completed the acquisition of Bancorp New Jersey, Inc. This acquisition was accounted for as a purchase, and its assets and results of operations are included from that date. Bancorp New Jersey had total assets of $504.5 million, loans of $290.4 million and deposits of $450.0 million.

On May 22, 1996, the Company announced a definitive merger agreement to acquire Central Jersey Financial Corporation. Central Jersey, which operates Central Jersey Savings Bank, has total assets of $468.0 million and operates six community branches in Middlesex County. This transaction, which will be accounted for as a purchase, is expected to close in the fourth quarter of 1996. During the third quarter of 1996, the Company repurchased approximately 2.2 million of its common shares which (along with any necessary additional shares) will be used to consummate this acquisition.

On August 28, 1996, the Company announced a definitive agreement to acquire B.M.J. Financial Corp., in a tax-free exchange of stock. B.M.J. Financial Corp., which operates The Bank of Mid-Jersey, has assets of $655.2 million, with 22 branches located throughout Burlington, Mercer and Ocean counties. The transaction is expected to close in the first quarter of 1997, subject to regulatory and B.M.J. Financial Corp. shareholder approvals.

3.) Earnings Per Common Share

Earnings per common share is calculated by dividing net income, less the dividends on the adjustable-rate cumulative preferred stock, by the average daily number of common shares outstanding during the period. Common stock equivalents are not included in the calculation as they have no material dilutive effect.

4.) Recent Accounting Pronouncements

In March 1995 the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles and goodwill related to these assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The impact of adopting SFAS No. 121 was immaterial.

In May 1995 the FASB issued Statement of Financial Accounting Standards SFAS No.122, "Accounting for Mortgage Servicing Rights." This Statement requires capitalization of the value of rights to service mortgage loans for others, whether those rights were acquired through purchase or origination. SFAS No. 122 also requires that capitalized mortgage servicing rights be evaluated for impairment based on their fair value with any adjustments recognized through a valuation allowance. SFAS No. 122 was adopted effective January 1, 1996. All capitalized mortgage servicing rights, both originated and purchased, are evaluated for impairment on a quarterly basis. The impact of adopting SFAS No. 122 was immaterial.

In October 1995 the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement encourages recording in current period earnings compensation expense related to the fair value of certain stock-based compensation. Companies may choose to continue to follow the provisions of Accounting Principles Board ("APB") opinion No. 25, "Accounting for Stock Issued to Employees", where compensation expense is not recorded for certain stock-based compensation plans. However, companies will be required to disclose pro forma net income and earnings per share as if they adopted the fair value based method of accounting . The disclosure requirements for SFAS No. 123 are effective for fiscal years beginning after December 15, 1995.
The Company has elected to continue to
account for stock-based compensation under APB Opinion No. 25 and will include the pro forma disclosures required by SFAS No. 123 in the footnotes to the 1996 annual financial statements.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers that occur after December 31, 1996, and will be applied prospectively. On November 11, 1996, the FASB issued an exposure draft of an amendment of SFAS No. 125. This amendment would defer for one year the effective date of certain provisions of SFAS No. 125. The Company does not expect the adoption of SFAS No. 125 to have a material effect on its future financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-----------------------------------------------
         FINANCIAL  CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------------------

FINANCIAL CONDITION

September 30, 1996 versus December 31, 1995

Total assets at September 30, 1996 were $22.4 billion, an increase of $851.3 million or 4.0 percent from year-end 1995. The increase in total assets was primarily related to the first quarter acquisitions of Garden State and Flemington. These acquisitions represented approximately $597.7 million of this increase.

Securities held to maturity at September 30, 1996 were $3.2 billion and were comprised of $1.6 billion of U.S. Government and Federal agency securities, $245.9 million of states and political subdivision securities and $1.4 billion of other securities. These securities increased $198.1 million or 6.5 percent from year-end 1995. The increase from year-end 1995 was the result of $105.9 million from the two acquisitions and $608.1 million in purchases, partially offset by $511.5 million
in maturities.   At September 30, 1996, the aggregate market
value of the held-to-maturity portfolio was $3.2 billion. The aggregate market value at December 31, 1995 was $3.0 billion.

At September 30, 1996, securities available for sale amounted to $2.5 billion and were comprised of $1.9 billion of U.S. Government and Federal agency securities and $502.6 million of other securities, predominately corporate collateralized mortgage obligations. These securities increased $44.7 million or 1.9 percent from year-end 1995. For the first nine months of 1996, $498.6 million of securities were purchased. These purchases were offset by maturities of $363.2 million and sales of $97.7 million.

At September 30, 1996, total loans amounted to $14.8 billion and increased $797.9 million or 5.7 percent from year-end 1995. The acquisitions of Garden State and Flemington accounted for approximately $400 million of this increase. Commercial loans at September 30, 1996, increased $142.7 million or 2.7 percent from year-end 1995. Residential mortgage loans increased $360.4 million or 10.9 percent, and commercial mortgage loans increased $14.4 million or 0.6 percent from December 31, 1995. The Garden State and Flemington acquisitions contributed $188.6 million to residential mortgage loans and $132.6 million to the commercial mortgage loan increase. Consumer loans increased $280.4 million or 9.1 percent from year-end 1995 to $3.4 billion.

Total deposits were $18.3 billion at September 30, 1996, an increase of $354.8 million or 2.0 percent from December 31, 1995. This increase was primarily due to the Garden State and Flemington acquisitions. Demand deposits increased $218.0 million or 5.6 percent from year-end 1995 to $4.1 billion. Savings and time deposits decreased $84.6 million or 0.6 percent from December 31, 1995 to $13.3 billion. Commercial certificates of deposit $100,000 and over were $928.9 million, an increase of $221.5 million or 31.3 percent compared to December 31, 1995.

Borrowed funds, including commercial paper and long-term debt, at September 30, 1996 increased $434.7 million or 29.6 percent from December 31, 1995 to $1.9 billion. The increase in borrowed funds from year-end 1995 was primarily used to leverage investment activity on a short-term basis.

Total shareholders' equity increased $35.5 million or 2.0 percent from December 31, 1995 to $1.8 billion. Contributing to this increase, in addition to earnings and other equity activity, were the effects of the Garden State and Flemington acquisitions as of January 1, 1996 which added $48.3 million to shareholders' equity. As of September 30, 1996, the unrealized gain on securities, net of tax, recorded in equity amounted to $9.8 million, compared to an unrealized gain of $5.2 million at year-end 1995. On May 22, 1996, the Company announced a definitive merger agreement to acquire Central Jersey Financial Corporation. During the third quarter the Company repurchased approximately 2.2 million shares of Summit common stock in the open market at a cost of $85.9 million. These shares (along with any necessary additional shares) will be used to consummate the Central Jersey Financial Corporation acquisition.

Capital ratios for September 30, 1996, as compared to select prior periods are shown in the following table.

                                  	Sept. 30,  	Dec. 31, 	Sept.30,
    	Select Capital  Ratios: 	       1996  	     1996  	   1995
     -----------------------       ---------   --------  --------
	         Leverage ratio 	           7.81% 	     7.97%     7.82%
	 	       Tier I capital 	          10.61 	     10.75 	   10.60
          Total capital 	           13.30       13.46     13.33


Non-performing Loans and Other Real Estate Owned

At September 30, 1996, total non-performing loans and other real estate owned (OREO) were $182.9 million, a decline of $29.9 million, or 14.1 percent, from December 31, 1995. Compared to September 30, 1995, non-performing loans and OREO decreased $64.6 million, or 26.1 percent. Non-performing loans at September 30, 1996, were $160.9 million and represented 1.09 percent of total loans, compared to $188.5 million, or 1.34 percent, at December 31, 1995, and $206.9 million, or 1.51 percent a year ago. These loans declined $46.1 million from September 30, 1995 which was due in part to two bulk sales totaling $27.6 million of small-balance non-performing loans during the second and third quarters of 1996. OREO, net of a $9.9 million reserve, amounted to $22.0 million at

September 30, 1996, a decline of 9.5 percent from $24.3 million at year-end 1995, and 45.7 percent from $40.5 million at September 30, 1995.

Allowance for Loan Losses

The allowance for loan losses at September 30, 1996 was $271.1 million, or 1.83 percent of loans, compared to $279.0 million or
1.99 percent of loans at December 31, 1995 and $291.2 million or
2.12 percent of loans at September 30, 1995. For the nine months ended September 30, 1996, net charge offs were $60.7 million, or .56 percent of average loans compared to $72.7 million, or .73 percent of average loans in the first nine months of 1995. For the three months ended September 30, 1996, net charge offs were $20.4 million, or .55 percent of average loans compared to $24.5 million, or .72 percent of average loans in the third quarter of 1995.

Transactions in the allowance for loan losses are shown in the following table (dollars in thousands):


                                  Nine Months Ended September 30,
                                  -------------------------------
                                        1996           	 1995
                                     ---------        ---------
    Balance, January 1         	     $ 279,034 	      $ 305,330
     Acquisition adjustments, net 	      6,342 	          6,131
     Provision charged to expense 	     46,500           52,350
                                     ---------        ---------
                           	           331,876 	        363,811
                                     ---------        ---------
     Net charge offs:
       Loans charged off 	              78,200 	         89,311
       Less recoveries       	          17,462           16,656
                                     ---------        ---------
     Net loans charged off         	    60,738           72,655
                                     ---------        ---------
    Balance, September 30            $ 271,138        $ 291,156
                                     =========        =========

RESULTS OF OPERATIONS

For the third quarter of 1996, the Company reported net income of $74.0 million or $.79 per share compared to net income of $62.2 million or $.70 per share earned during the third quarter of 1995. The results for the three months ended September 30, 1996, include a non-recurring charge relating to a one-time special assessment in conjunction with legislation passed to recapitalize the Savings Association Insurance Fund (SAIF). The assessment amounted to $11.1 million (pre-tax). Excluding the effect of the one-time SAIF assessment, net income would have been $80.7 million or $.86 per share.

Net income for the nine months ended September 30, 1996 was $147.1 million compared to $177.7 million for the first nine months of 1995. On a per common share basis, net income for the nine months ended September 30, 1996 was $1.56 compared to $2.04 for the same period in 1995. The results for the nine months ended September 30, 1996, also include non-recurring restructuring charges of $110.7 million (pre-tax) which were recorded in the first quarter. These charges included merger-related expenses for The Summit Bancorporation, Flemington, and Garden State. Also included in these charges were branch-related expenses recorded in conjunction with an announced agreement to open 70 in-store supermarket branches. Excluding the effect of the SAIF assessment and restructuring charges, net income would have been $223.8 million or $2.38 per share.

Interest income on a tax-equivalent basis was $1.2 billion for the nine months ended September 30, 1996, an increase of $42.4 million, or 3.8 percent, compared to the prior year period. For the nine months ended September 30, 1996, interest earning assets averaged $20.4 billion, an increase of $1.3 billion, or
6.7 percent. This increase in interest earning assets contributed $88.3 million to interest income. Offsetting this volume increase was a $45.9 million decrease due to the decline in interest rates. The average prime rate for the third quarter of 1996 declined approximately 52 basis points from the prior year period.

Interest expense increased $9.4 million, or 2.0 percent, for the nine months ended September 30, 1996 compared to the same period in 1995. For the nine months ended September 30, 1996 interest bearing liabilities averaged $16.2 billion, an increase of $794.8 million, or 5.1 percent, from the prior year period. This increase in interest bearing liabilities contributed $30.1 million to interest expense offset by a decrease of $20.7 million due to the decline in interest rates.

Net interest income on a tax-equivalent basis was $693.1 million for the nine months ended September 30, 1996, an increase of $33.0 million, or 5.0 percent, compared to the same period in 1995. The net interest spread percentage on a tax-equivalent basis (the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities) was 3.73 percent for the nine months ended September 30, 1996 compared to
3.82 percent for the prior year period. Net interest margin (net interest income on a tax-equivalent basis as a percentage of average interest earning assets) was 4.53 percent during the first nine months of 1996 compared to 4.60 percent during the same period in 1995. The decline in net interest margin was primarily due to a decline of 22 basis points on interest earning assets resulting from a lower interest rate and competitive loan pricing.

Asset and liability management efforts involve the use of certain derivative financial instruments. At September 30, 1996, the derivative financial instruments portfolio primarily consisted of interest rate swaps, with a notional value of $282.6 million. Interest rate swaps are contractual agreements between two parties to exchange interest payments at particular intervals. Interest rate swaps are accounted for as hedges and are not recorded on the balance sheet. Income or expense related to these instruments is accrued monthly and recognized as an adjustment to interest income or interest expense for those balance sheet instruments being hedged. Hedged transactions resulted in a net interest income reduction of $1.6 million through the third quarter of 1996, compared to a $5.3 million reduction during the first three quarters of 1995. The cost to terminate these contracts at September 30, 1996 would have been $2.2 million compared to $1.1 million at December 31, 1995, and $10.5 million at September 30, 1995.

The provision for loan losses for the third quarter was $15.5 million, compared with $19.2 million for the same period a year ago. On a year-to-date basis, the provision was $46.5 million, a decline of $5.9 million or 11.2 percent, compared with the prior year period.

Non-interest income

Non-interest income for the third quarter of 1996 totaled $61.0 million, an increase of $2.9 million, or 5.0 percent, compared with the third quarter of 1995. Excluding securities gains, total non-interest income was $60.8 million for the third quarter of 1996, an increase of $4.4 million, or 7.9 percent, from the prior year period. For the nine months ended September 30, 1996, non-interest income totaled $182.1 million, an increase of $16.1 million, or 9.7 percent from the prior year period. Excluding securities gains, total non-interest income was $179.6 million for the nine months ended September 30, 1996, an increase of $20.4 million, or 12.8 percent, from the prior year period.

For the third quarter of 1996, service charges on deposits were $24.9 million, an increase of $2.4 million or 10.9 percent compared with the third quarter of 1995. On a year-to-date basis, 1996 service charges on deposits accounts have increased $7.9 million, or 12.2 percent as compared to the same period in 1995. These increases are primarily attributable to higher fees from business and personal demand deposit accounts.

Service and loan fee income for the third quarter of 1996 increased $.2 million, or 1.6 percent, as compared to the quarter ended September 30, 1995. For the first nine months of 1996, service and loan fee income increased $4.9 million, or
19.1 percent as compared to the same period in 1995. These increases are primarily due to increases in merchant card processing and consumer debit card fees, partially offset by a decline in mortgage origination fees.

Trust fee income for the third quarter of 1996 was $10.0 million, an increase of $1.3 million or 14.7 percent compared with the third quarter of 1995. During the first nine months of 1996, trust fee income increased $3.6 million or 14.4 percent compared to the prior year period. These increases are primarily due to higher fees from mutual funds and investment advisory accounts.

For the third quarter of 1996, net gains of $.3 million on the sales and early redemptions of securities were realized compared with net gains of $1.8 million in the third quarter of 1995. On a year-to-date basis, securities gains were $2.5 million, compared to $6.8 million during the first nine months of 1995. For the three months ended September 30, 1996, other income increased $.7 million, or 4.4 percent as compared to the third quarter of 1995. Other income for the first nine months of 1996 increased $4.6 million, or 10.8 percent as compared to the same period in 1995. These increases are primarily attributable to increases in ATM fees.

Non-interest expense

Non-interest expenses for the third quarter of 1996 totaled $160.3 million compared to $158.3 for the third quarter of 1995.
 For the first nine months of 1996, non-interest expenses amounted to $592.7 million, which compared to $483.0 million for the same period in 1995. Non-interest expenses for the first nine months of 1996 included non-recurring charges, which were comprised of a special one-time assessment for SAIF deposits of $11.1 million, which was incurred in the third quarter of 1996, and restructuring charges of $110.7 million, which were incurred in the first quarter of 1996. Excluding these non-recurring charges, non-interest expenses decreased $9.1 million or 5.7 percent for the third quarter of 1996 and $12.1 million or 2.5 percent for the first nine months of 1996 compared to the respective prior year periods.

Salaries expense for the third quarter of 1996 was $58.6 million, which decreased $5.3 million, or 8.3 percent from the prior year period. For the first nine months of 1996, salaries expense decreased $4.6 million or 2.5 percent compared to the same period in 1995. This expense decreased as the Company has begun to realize anticipated cost savings from the mergers. For the third quarter of 1996, pension and other employee benefits decreased $1.7 million, or 7.8 percent, as compared to the third quarter of 1995. Pension and other employee benefits for the first nine months of 1996 were $63.7 million, down $2.4 million, or 3.7 percent, compared with the first nine months of 1995. The declines in pension and other employee benefits for the three months and nine months ended September 30, 1996 were primarily attributable to lower medical insurance, and other post-retirement costs.

Occupancy expenses for the third quarter of 1996 decreased $.7 million, or 4.0 percent, compared to the prior year period. On a year-to-date basis, occupancy expenses for 1996 increased $2.8 million, or 5.4 percent, as compared to the same period in 1995. The year-to-date expense increase was due in part to the higher rental and maintenance expenses associated with the additional branch locations operated during the first nine months of 1996 and severe weather conditions experienced during the first quarter of 1996. Furniture and equipment expenses rose $.8 million, or 5.3 percent, in the third quarter of 1996 when compared with the third quarter of 1995. For the first nine months of 1996, furniture and equipment expenses increased $2.6 million, or 5.8 percent as compared to the same period in 1995. These increases are due in part to the increases in depreciation and lease expense on equipment acquired through the Flemington and Garden State acquisitions and expenses associated with office automation and technological upgrades.

For the third quarter of 1996, the deposit insurance assessment expense increased $12.1 million, as compared to the third quarter of 1995. The increase for the third quarter of 1996 is related to the special one-time SAIF assessment of $11.1 million (pre-tax). For the first nine months of 1996 the deposit insurance assessment expense was $14.8 million, a decline of $4.0 million, or 21.4 percent from the same period of 1995. The decrease on a year-to-date basis is attributable to two reductions of the deposit insurance assessment rate on deposits insured under the Bank Insurance Fund (BIF), offset by the special one-time SAIF assessment in the third quarter of 1996. The rate on BIF insured deposits declined from 23 cents per $100 of deposits to 4 cents per $100 of deposits, effective June 1, 1995, and then the rate was subsequently reduced to a fee of $2,000 per year during 1996. The new rates, for well capitalized financial institutions, effective 1997 through 1999, are 1.29 cents per $100 of BIF insured deposits, and 6.44 cents per $100 of SAIF insured deposits.

Other real estate owned expenses were $.6 million for the third quarter of 1996, a decrease of $3.5 million from the third quarter of 1995. For the nine months ended September 30, 1996, other real estate owned expenses were $4.9 million, which represents a decrease of $2.9 million, or 37.5 percent from the prior year period.

For the third quarter of 1996, other operating expense increased
$.7 million, or 2.2 percent as compared to the third quarter of 1995. On a year-to-date basis, other operating expense was $100.7 million, which increased $8.8 million, or 9.6 percent as compared to the same period in 1995. These increases are partially attributable to increases in communication, acquisition premium amortization for Bancorp. NJ, and printing stationery and supplies expenses in conjunction with the Summit merger.


LIQUIDITY

Liquidity is the ability to meet the borrowing needs and deposit withdrawal requirements of customers and support asset growth.
Principal sources of liquidity are deposit generation, access to purchased funds, maturities and repayments of loans and investment securities and interest and fee income.

The consolidated statements of cash flows present the change in cash and cash equivalents from operating, investing and financing activities. During the first nine months of 1996, net cash provided by operating activities totaled $157.6 million. Contributing to net cash provided by operating activities were the results of operations adjusted for the restructuring charges, the provisions for loan losses and other real estate owned, and proceeds from the sales of mortgages held for sale. Net cash used in investing activities totaled $979.4 million and was the result of investment and loan activity. Net cash provided by financing activities totaled $672.8 million, reflecting the increases in time deposits and short-term borrowings from year-end 1995.

During the first nine months of 1996, proceeds of $874.7 million from maturities in the securities portfolios, including securities available for sale, an increase of $136.8 million in interest bearing deposits, and an increase of $434.7 million in borrowed funds contributed to liquidity. Complimenting these sources, demand deposits increased $218.0 million from year-end 1995. Other uses of funds included an increase in total loans of $797.9 million, and purchases totaling $1.2 billion of securities, including held to maturity and available for sale.

On November 7, 1996, the Company announced that it will call for redemption on December 15, 1996 all the outstanding shares of its Series B Adjustable Rate Cumulative Preferred Stock, stated value $50.00, and Series C Adjustable Rate Cumulative Preferred Stock, stated value $25.00. Each Series B share will be redeemed at a price of $50.375, consisting of the $50.00 stated value and accrued dividends of $.375 through the redemption date at the current annual rate of 6.0 percent. Each Series C share will be redeemed at a price of $25.375, consisting of the $25.00 stated value and accrued dividends of $.375 through the redemption date at the current annual rate of 6.0 percent. At September 30, 1996, there were 600,166 shares of Series B and 504,481 shares of Series C Preferred Stock outstanding.

Additional liquidity is generated from maturities and principal repayments in the investment portfolio. Scheduled maturities and anticipated principal repayments of the held to maturity portfolio will approximate $173 million throughout the balance of 1996. In addition, all or part of the securities available for sale portfolio of $2.5 billion could be sold to provide liquidity. These sources can be used to meet the funding needs during periods of loan growth. Liquidity is also available through additional lines of credit and the ability to incur additional debt. At September 30, 1996, there were $38.0 million of short-term lines of credit available for general corporate purposes, with no outstandings. In addition, the banking subsidiaries have established lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank of New York and other banks which further support and enhance liquidity.

                        PART II.  OTHER INFORMATION
                        ---------------------------

ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

1.  Annette Loatman on behalf of herself and all others
    ---------------------------------------------------
similarly situated v. United Jersey Bank, U.S. District Court
----------------------------------------
for the District of New Jersey, Civil Action No. 95-05258 (JBS), filed October 4, 1995. Reported on Form 10-K for the period ended December 31, 1995 and on Forms 10-Q for the periods ended March 31, 1996 and June 30, 1996. Summit Bank (formerly United Jersey Bank) served a motion for summary judgment on August 22, 1996. The plaintiff's responsive papers have not yet been received. Additionally, on October 14, 1996, counsel for the plaintiff filed a companion case, Robert M. Gundle, III, on
                                  -------------------------
behalf of himself and all others similarly situated v. Summit
-------------------------------------------------------------
Bank, successor in interest to United Jersey Bank, U.S. District
-------------------------------------------------
Court for the District of New Jersey, Civil Action No. 96-4477
(JBS), which they are seeking to have consolidated into the Loatman action. The Bank intends to file a motion to dismiss
-------
this lawsuit, which contains allegations substantially similar to those set forth in the Loatman matter.
                          -------

2.  In re Payroll Express Corporation of New York and Payroll
    ---------------------------------------------------------
Express Corporation, United States Bankruptcy Court for the
-------------------
Southern District of New York, Case Nos. 92-B-43149 (CB) and 92-B-43150 (CB). Reported on Form 10-K for the period ended December 31, 1995 and on Form 10-Q for the period ended June 30, 1996. In four related matters brought by customers of Payroll Express, Beth Israel Medical Center et al v. United Jersey Bank
         ------------------------------------------------------
and National Westminster Bank New Jersey, United States District
----------------------------------------
Court for the Southern District of New York, Civil Action No. 94-8256 (LAP); Frederick Goldman, Inc. v. United Jersey Bank and
               -------------------------------------------------
National Westminster Bank New Jersey, United States District
------------------------------------
Court for the Southern District of New York, Civil Action No. 94-8256 (LAP); New York City Transit Authority v. United Jersey
               ------------------------------------------------
Bank and National Westminster Bank New Jersey, United States
---------------------------------------------
District Court for the Southern District of New York, Civil Action No. 95-3685; and Copytone, Inc., suing on behalf of
                        ----------------------------------
itself and all others similarly situated, v. United Jersey Bank
---------------------------------------------------------------
New Jersey, and John Does 1 through 20, United States District
--------------------------------------
Court for the Southern District of New York, Civil Action No. 95-3685, the Bank moved to dismiss the customers' claims for failure to state a claim upon which relief could be granted. On October 11, 1996, the court granted the Bank's motion in part, dismissing the claims against the Bank which were based on negligence, aiding and abetting the wrongful conduct of Payroll Express, breach of fiduciary duty, fraud, equitable fraud, conspiracy to conceal check-kiting by Payroll Express, as well as a part of the conversion claims. The court denied the remainder of the Bank's motion but stayed the proceedings as to the remaining
claims until the completion of the preference
action entitled In re Payroll Express Corporation et al - John
                ----------------------------------------------
S. Pereira, as Chapter 11 Trustee of the Estate of Payroll
----------------------------------------------------------
Express Corporation et al v. United Jersey Bank, United States
-----------------------------------------------
District Court for the Southern District of New York, Civil Action No. 94-1565 (LAP). Also on October 11, 1996, the court denied both the Bank's and the Trustee's cross-Motions for summary judgment in the preference action.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------


(a)	Exhibits
    --------

(27)	Summit Bancorp. financial data schedule - September 30, 1996


(b)	Reports on Form 8-K
    -------------------


In a current report on Form 8-K dated July 16, 1996, the Company under Item 5, Other Events, and Item 7, Financial Statements and Exhibits, issued consolidated balance sheets at June 30, 1996, December 31, 1995, and June 30, 1995 and consolidated statements of income for the six months and three months ended June 30, 1996 and 1995.



In a current report on Form 8-K dated August 28, 1996, the Company under Item 5, Other Events, and Item 7, Financial
Statements and Exhibits, reported the execution of an Agreement and Plan of Merger, dated August 28, 1996, among B.M.J.
Financial Corp. and Summit Bancorp.

                             SIGNATURES
                             ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           Summit Bancorp.
                                       ----------------------
                                             Registrant



     DATE:   November 13, 1996  BY:     /s/ William J. Healy
                                       ----------------------
                                            William J. Healy
                                  Executive Vice President and Comptroller
                                        (Chief Accounting Officer)

                                EXHIBIT INDEX
                                -------------

Exhibit No.		                         Description
-----------    ------------------------------------------------------------
(27)				       Summit Bancorp. financial data schedule - September 30, 1996