Form 10-K
period 1996-12-31
SUMMIT BANCORP/NJ/
filed 1997-03-28
CIK 101320

================================================================================
                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


   (MARK ONE)

   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM                     TO

                          COMMISSION FILE NUMBER 1-6451

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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 987-3200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                   NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                                 ON WHICH REGISTERED
--------------------------------------------------   --------------------------------------------------
Common Stock, $1.20 par value                                      New York Stock Exchange
7.75% Sinking Fund Debentures due November 1, 1997                 New York Stock Exchange
8.625% Subordinated Notes Due December 10, 2002                    New York Stock Exchange

          Securities registered pursuant to section 12(g) of the Act:

                                     NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 20, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $4,354,240,767.

     As of February 20, 1997, there were 94,317,893 shares of common stock,
                         $1.20 par value outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Summit Bancorp 1996 Annual Report
  to Shareholders (portion)                               (Parts I, II and IV).
Proxy Statement dated March 7, 1997 (portion)             (Parts I and III).


================================================================================

                                SUMMIT BANCORP.

                               Index to Form 10-K

                                     Part I

Item 1.         Business                                                                              Page

                a)  General development of business .............................................       3

                b)  Financial information about industry segments ...............................       3

                c)  Narrative description of business ...........................................       3

                d)  Financial information about foreign and domestic operations
                       and export sales .........................................................      12

                e)  Statistical information .....................................................      13

Item  2.        Properties ......................................................................      17

Item  3.        Legal Proceedings ...............................................................      18

Item  4.        Submission of Matters to a Vote of Security Holders .............................      21

                Executive Officers of the Registrant ............................................      22

                                     Part II

Item  5.        Market for Registrant's Common Equity and Related Stockholder Matters ...........      23

Item  6.        Selected Financial Data .........................................................      23

Item  7.        Management's Discussion and Analysis of Financial Condition and Results of
                Operations ......................................................................      23

Item  8.        Financial Statements and Supplementary Data .....................................      23

Item  9.        Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure ......................................................................      23

                                    Part III

Item 10.        Directors and Executive Officers of the Registrant ..............................      24

Item 11.        Executive Compensation ..........................................................      24

Item 12.        Security Ownership of Certain Beneficial Owners and Management ..................      24

Item 13.        Certain Relationships and Related Transactions ..................................      24


                               Part IV

Item 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K ................      25

                Signatures ......................................................................      31

                                     PART I

ITEM 1. BUSINESS.

     (a) GENERAL DEVELOPMENT OF BUSINESS.

     UJB Financial Corp. ("UJB") changed its name to Summit Bancorp. ("Summit" or the "Company") simultaneously with the acquisition of The Summit Bancorporation on March 1, 1996. Summit has its corporate office at 301 Carnegie Center, P.O. Box 2066, Princeton, New Jersey 08543-2066.

     Summit, the registrant, commenced operations on October 1, 1970 as a New Jersey corporation and as a bank holding company registered under the Bank Holding Company Act of 1956. At December 31, 1996, the Company owned three banks ("bank subsidiaries") and several active non-bank subsidiaries and had total consolidated assets of $22.7 billion which ranked it as the largest New Jersey-based bank holding company. The bank subsidiaries engage in a general banking business, and are as follows: Summit Bank, operating in New Jersey ("Summit Bank NJ"); Summit Bank, operating in Pennsylvania ("Summit Bank PA"); and Central Jersey Savings Bank, SLA. Central Jersey Savings Bank, which was acquired on December 7, 1996, was merged into Summit Bank NJ on February 7, 1997. The non-bank subsidiaries engage primarily in securities brokerage, insurance brokerage, venture capital investment, commercial finance lending, lease financing, asset-based lending production, letter of credit issuance, data processing, and reinsuring credit life and disability insurance policies related to consumer loans made by the bank subsidiaries.

     For a discussion on the development of the company's business during 1996, see the "Financial Review" on pages 19 through 29 of the 1996 Annual Report to Shareholders which is incorporated herein by reference as Exhibit 13.

     During the last three years Summit has been an active acquirer of financial institutions. For information on these acquisitions and the related 1996 restructuring charges, see Note 2 of the Consolidated Financial Statements on page 39 of the 1996 Annual Report to Shareholders. The details of separate operations for the March 1, 1996, acquisition of The Summit Bancorporation was previously disclosed in the 1995 Annual Report to Shareholders. The details of separate operations for the 1996 acquisitions of Central Jersey Financial Corporation, The Flemington National Bank and Trust Company and Garden State Bancshares, Inc. were immaterial to Summit's Consolidated Financial Statements.

     The B.M.J. Financial Corp. ("B.M.J.") acquisition was consummated on March 1, 1997, in an exchange of .56 shares of the Company's common stock for each share of B.M.J. common stock. Also included in Note 2 of the Consolidated Financial Statements is information pertaining to the announced merger agreement to acquire Collective Bancorp, Inc.

     Summit Capital Trust I ("the Trust"), a wholly owned subsidiary of the Company, created on March 12, 1997, is a special purpose subsidiary organized for the sole purpose of issuing up to $225 million of Capital Trust Pass-though Securities ("Trust-Preferred Securities"). On March 20, 1997, the Trust issued $150 million of 8.40% Trust-Preferred Securities. The proceeds of the issuance were lent to the Company in the form of subordinated debentures, maturing March 15, 2027. The Trust-Preferred Securities represent the undivided beneficial interest in the Trust's assets, which consist solely of the subordinated securities issued by the Company. The Company expects to use the net proceeds from the issue of the subordinated debentures for general corporate purposes. The Trust-Preferred Securities, which qualify as Tier I capital, are expected to be traded in the secondary market.

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     Summit is engaged in the business of managing or controlling banks and such other businesses related to banking as may be authorized under the Bank Holding Company Act of 1956, as amended. The registrant is also engaged in furnishing services to, or performing services for its present operating subsidiaries. Reference is made below for a discussion about industry segments.

     (c) (1) NARRATIVE DESCRIPTION OF BUSINESS.

Bank Subsidiaries

     Summit Bank NJ was organized in 1899 and is the Company's largest bank subsidiary, accounting for 86% of the Company's assets. Based on the latest available data concerning deposit market share, Summit Bank NJ ranked as the largest New Jersey-based commercial bank. Summit Bank NJ operates 47 offices to serve most of the

70 communities in Bergen County, the second most populous county in New Jersey. It also operates 228 other banking offices throughout 17 of the remaining 20 counties in New Jersey. Summit Bank PA was organized in 1968 and is the Company's Pennsylvania bank subsidiary, accounting for 12% of consolidated assets. Summit Bank PA operates 70 offices in 13 counties in eastern Pennsylvania.

     The Company's bank subsidiaries provide a broad range of retail, commercial and private banking services as well as trust and investment services through a line of business approach to individuals, businesses, not-for-profit organizations, government entities and other financial institutions.

     The retail banking line of business, which includes the traditional branch network, supermarket branches and automated teller machines, offers a full range of checking, savings, and time deposit products; consumer lending; telephone and personal computer banking; mortgage banking activities including originations, servicing and selling of mortgages as well as other retail financial products.

     The commercial banking line of business provides financial services to middle-market corporate customers including: asset-based lending; foreign exchange; leasing; term lending; private placement; correspondent banking; treasury services; structured finance; and financing for international trade, construction and development, equipment, commercial real estate and aircraft.

     The private banking line of business responds to the financial needs of high net-worth individuals by providing credit related products, investments, insurance, retirement and estate planning services.

     The bank and certain non-bank subsidiaries operate in the trust and investment services line of business, providing a full range of investment products, custodial services and insurance products for individuals and institutions.

Non-Bank Subsidiaries

     The Company, through its wholly-owned subsidiary, Summit Credit Corp., owns and operates Summit Commercial/Gibraltar Corp., which is a commercial finance company operating in the New York and New Jersey metropolitan areas, and specializes in making loans secured by accounts receivable, inventory and equipment, as well as financing sales and leases of equipment. The Company, through its wholly-owned bank subsidiary, Summit Bank PA, owns and operates Summit Discount Brokerage Co., which is engaged in the stock brokerage business and in the underwriting of municipal bonds. The Company, through its wholly-owned bank subsidiaries, owns and operates Summit Service Corporation, which provides data processing services to the bank subsidiaries. Total revenues (excluding intercompany revenues) for all non-bank subsidiaries as a group during the last three years did not account for 10% or more of consolidated revenues of Summit and its subsidiaries.

Supervision and Regulation

     The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company's cost of doing business and limit the options of its management to deploy assets and maximize income. Areas subject to regulation and supervision by the bank regulatory agencies include: nature of business activities; minimum capital levels; dividends; affiliate transactions; expansion of locations; acquisitions and mergers; interest rates paid on certain types of deposits; reserves against deposits; terms, amounts and interest rates charged to various types of borrowers; and investments. For additional information on regulatory matters, see Note 20 of the Consolidated Financial Statements on page 49 of the 1996 Annual Report to Shareholders.

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

     The Holding Company Act prohibits Summit, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking "as to be a proper incident thereto" if the FRB determines that such acquisitions will be, on balance, beneficial to the public. The Holding Company Act requires prior approval by the FRB of the acquisition by Summit of more than five percent of the voting stock of any additional bank. Acquisitions in any state were permitted after September 29, 1995. See "Interstate Banking" below. Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. All of Summit's subsidiary banks are currently rated "satisfactory" or better under the Community Reinvestment Act.

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

     Summit is required by the Holding Company Act to file annual reports of its operations with the FRB and is subject to examination by the FRB. Under Section 106 of the 1970 amendments to the Holding Company Act and the regulations of the FRB, bank holding companies and their subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services. Regulations of the FRB under the Federal Reserve Act require that reserves be maintained by a Summit bank subsidiary on deposits; in addition, reserves must be maintained on certain other obligations, to the extent that the proceeds of any Summit promissory note, acknowledgment of advance, due bill or similar obligation, with a maturity of less than four years, are used to supply or to maintain the availability of funds (other than capital) to the bank subsidiary, except any such obligation that, had it been issued directly by the bank subsidiary, would not constitute a deposit. They also place limits upon the amount of Summit's equity securities which may be repurchased or redeemed by Summit.

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

          (B) Bank/Thrift Affiliate Agency Authority. An insured bank subsidiary may act as agent for an affiliate bank or thrift in offering specified banking services (receive deposits, renew time deposits, close loans, service loans, and receive payments on loans and other obligations) both within and across state lines without offices of the agent being deemed branches of the affiliates on whose behalf they act. Summit Bank NJ and Summit Bank PA act as agents for each other pursuant to this authority. Thrift affiliates may provide these same agency services under limited circumstances.

          (C) Interstate Branching.

               (1) Branching Through Bank Mergers. After June 1, 1997, the appropriate Federal regulator may approve the merger of adequately capitalized banks across state lines, so long as the resulting institution is adequately capitalized and adequately managed. This will allow BHCs, after that date, to convert their subsidiary banks in different states into branches of the same bank; banks in different states, whether within holding companies or independent, will likewise be permitted to directly merge. Bank mergers would have to conform with state laws which impose age restrictions of up to 5 years on acquisitions of new banks. States may opt-out of interstate branching from September 29, 1994 until June 1, 1997. Doing so will preclude the merger of banks in that state with banks located in other states; banks located in states which opt-out would not be permitted to have interstate branches. States may permit interstate branching earlier than June 1, 1997, where both states involved with the bank merger expressly permit it by statute. New Jersey and Pennsylvania have passed such a law. Where the bank/BHC would be effectively moving into a new state as a result of the merger, regulators must consider Community Reinvestment Act compliance of all bank affiliates before approving the merger application. The 10% nationwide/30% state by state deposit concentration limits discussed above also apply to bank mergers; states retain current authority to impose deposit caps. Host state banks with over 30% of statewide deposits may be merged with out-of-state banks without being subject to the 30% rule where the out-of-state bank has no presence in the host state (some limited exceptions may apply).

               (2) Direct Branching by Banks. National and state banks are prohibited from directly acquiring an existing branch (separate from the acquisition of a charter), or establishing a de novo branch, in a host state unless the law of the host state permits it. New Jersey permits the acquisition of an existing branch but prohibits de novo; Pennsylvania permits both.

          (D) Foreign Banks. Foreign branches and agencies located in the U.S. will be permitted to branch interstate to the same extent as domestic institutions. However, certain restrictions are placed on foreign branch operations in the U.S.

          (E) Laws Applicable to State Interstate Branches. Branches of out-of-state state chartered banks will be subject to the laws of the host state, including permissible activities, as if they were branches of a bank located in that host state. State bank supervisors of the host state may examine an in-state branch of an out-of-state state bank for purposes of determining compliance with state law and to ensure that the branch is being operated in a safe and sound manner.

          (F) Other. For financial institutions that maintain one or more branches outside the home state, the appropriate Federal banking agency must prepare a written evaluation of the entire institution's Community Reinvestment Act performance and a separate evaluation of the institution's performance for each state and metropolitan statistical area, and for the non-metropolitan portion of the state. The Act prohibits the use of interstate branches primarily for the purpose of deposit production, and requires that the interstate bank's level of lending in the host state relative to deposits from the host state (using available information) be greater than half the average of all banks with home offices in that state. The appropriate Federal regulator may require closure of a branch which fails this test. In the case of an interstate bank that proposes to close any branch in a low- or moderate-income area, the branch closure notices must contain the mailing address of the bank's Federal regulator, and a statement that comments regarding the closure may be mailed to that regulator. If a person from the area in which the branch is located submits a written request and includes a statement of specific reasons, and the request is not frivolous, the agency must consult with community leaders and convene a meeting with such leaders and depository institutions to explore the feasibility of obtaining adequate alternative facilities and services. The legislation specifically states that this process shall not affect the authority of the bank to close the branch, or the timing of the closing.

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

     FDICIA provides that the FDIC insurance assessments are to move from flat-rate premiums to a new system of risk-based premium assessments. The risk-based insurance assessment evaluates an institution's potential for causing a loss to the insurance fund and bases deposit insurance premiums upon individual bank profiles. The majority of the Company's FDIC insured deposits are covered under the Bank Insurance Fund ("BIF"). After BIF reached its "designated reserve ratio" in 1995, the FDIC greatly reduced (and, in the case of the most highly rated and well-capitalized banks, eventually eliminated) assessments applicable to BIF-insured deposits commencing January 1, 1996. As a result of deposits acquired through the acquisition of thrift institutions over the last several years, the Company has approximately $2.3 billion of deposits that are insured under the Savings Association Insurance Fund ("SAIF").

     The Deposit Insurance Funds Act of 1996, which became law on September 30, 1996, included measures to address the disparity in deposit insurance assessment rates that had developed between institutions whose deposits are insured by BIF and those whose deposits are insured by SAIF. The SAIF was recapitalized through a special "one time only" assessment of 0.657 of all deposits insured by that Fund; the proceeds of this assessment brought SAIF to its designated reserve ratio. The Company's bank subsidiaries were subject to this special assessment with respect to the SAIF-insured deposits held by them; however, they benefited from a 20% reduction provided by the legislation in favor of so-called "Oakar Banks." As part of this legislation, the assessment basis for the Financing Corporation ("FICO") bonds issued to finance resolution of early stages of the savings and loan crisis, was broadened to include banks; however, banks are assessed for this purpose at only one-fifth the rate of the assessment on savings associations until December 31, 1999. As a result of these changes, the deposit insurance assessment for banks and for thrifts has been nearly equalized and will be identical for comparably rated institutions after January 1, 2000, at which time banks will share equally in the FICO assessment and the BIF and SAIF funds will be merged.

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

REGULATION OF SUBSIDIARIES

     Various laws and the regulations thereunder applicable to the Company and its bank subsidiaries impose restrictions and requirements in many areas, including capital requirements, the maintenance of reserves, establishment of new offices, the making of loans and investments, consumer protection, employment practices and other matters. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, on the extent to which a bank subsidiary may finance or otherwise supply funds to Summit or its non-bank subsidiaries. Under federal law, no bank subsidiary may, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent or non-bank subsidiaries of its parent or take their securities as collateral for loans to any borrower. See
Note 20 of the Consolidated Financial Statements on page 49 of the 1996 Annual Report to Shareholders. Summit and its banking and other subsidiaries are also subject to certain restrictions with respect to engaging in the business of issuing, underwriting, public sale, flotation or distribution of securities.

     The two state-chartered subsidiary banks are subject to the supervision of, and to regular examination by, the New Jersey Department of Banking and Insurance, in the case of Summit Bank NJ, and the Pennsylvania Department of Banking, in the case of Summit Bank PA. In addition, the subsidiary banks are subject to examination by the FDIC, and by the U.S Department of Education with respect to student loan activity. Summit Bank NJ is also subject to examination by the FRB and, as a registered municipal securities dealer, to the supervision of the Municipal Securities Rulemaking Board.

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

     Certain statutory restrictions may affect the declaration and payment of dividends by the subsidiary banks to Summit. For additional information see Note 20 of the Consolidated Financial Statements on page 49 of the 1996 Annual Report to Shareholders.

     Summit and its non-bank subsidiaries are subject to examination by the New Jersey and Pennsylvania state bank regulatory agencies, the FRB and the FDIC at their discretion. As a mortgagee approved by the Department of Housing and Urban Development and a seller - servicer of mortgages approved by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the New Jersey Housing and Mortgage Finance Agency, Summit Bank NJ is subject to regulation or supervision by these government agencies. Summit Bank PA is a participant in the mortgage program conducted by the Pennsylvania Housing Finance Agency and is subject to the supervision of that agency. Summit Discount Brokerage Co. is subject to regulation and examination by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., and securities regulatory authorities of Connecticut, Florida, New Jersey, New York and Pennsylvania and, as a municipal securities dealer, to regulation by the Municipal Securities Rulemaking Board. United Jersey Credit Life Insurance Company and First Valley Life Insurance Company are subject to regulation and examination by the Department of Insurance of the State of Arizona. Beechwood Insurance Agency, Inc. is subject to the jurisdiction of, and to regular examination by, the New Jersey Department of Insurance. Summit Commercial Corp. is subject to the jurisdiction of the Connecticut Department of Banking.

     Summit and its subsidiaries are also subject to various reporting requirements of Federal and state securities laws, and regulations of the Securities and Exchange Commission and the New York Stock Exchange.

     From time to time, various bills are introduced in the United States Congress and the New Jersey or Pennsylvania Legislature which could result in additional regulation of the business of Summit and its subsidiaries, or further increase competition or expense. Legislation has been proposed at the federal level that would provide banking organizations such as Summit with greater flexibility to provide non-banking services of a financial nature; and legislation has been proposed that would permit non-banking companies to provide banking services and to acquire banks. It cannot be determined at this time whether any of these proposals will become law, or if they do become law, what effect they will have on the operations of Summit.

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

       In its operations in other countries, Summit Bank NJ is also subject to restrictions imposed by the laws and banking authorities of such countries.

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

Effects of Inflation

     A bank's asset and liability structure differs from that of an industrial company, since its assets and liabilities fluctuate over time based upon monetary policies and changes in interest rates. The growth in the bank's earning assets, regardless of the effects of inflation, will increase net interest income if the bank is able to maintain a consistent interest spread between earning assets and supporting liabilities, of which there can be no assurance.

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

     (c)(1)(i) PRINCIPAL PRODUCTS AND SERVICES RENDERED BY INDUSTRY SEGMENTS.

     Not applicable. See response to Item l (c) (1) contained elsewhere in this report.

     (c)(1)(ii) DESCRIPTION OF NEW PRODUCTS OR SEGMENTS.

     There were no new products or industry segments that required the investment of a material amount of the assets of the Company or that otherwise were material.

     (c)(1)(iii) SOURCES AND AVAILABILITY OF RAW MATERIALS.

     Not applicable.

     (c)(1)(iv) IMPORTANCE OF PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS HELD.

Patents and licenses, as such, are not of importance to Summit or its subsidiaries, but operating charters (similar to licenses) - approved banking location authorizations granted by the New Jersey Department of Banking and Insurance and the Pennsylvania Department of Banking for state-chartered bank subsidiaries - are vital to the operation and expansion of the bank subsidiaries. Such charters are perpetual unless revoked by the granting authorities. Various licenses and approvals to do business are also required by the other regulatory agencies referred to under Supervision and Regulation above. Most of these licenses and approvals require periodic renewal.

     Summit has several registered service marks, none of which is considered material to its business. The duration of each registration is perpetual so long as the registrant continues to use the mark and renews the registration every ten years.

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

    (c)(1)(x) COMPETITION.

     Each bank subsidiary faces strong competition for local business in the communities it serves from other banking institutions as well as from other financial institutions. Summit's banking subsidiaries compete in the national market with other major banking and financial institutions in the New York and Philadelphia areas, many of which are substantially larger and may have greater financial resources. A number of these institutions offer their services throughout New Jersey and Pennsylvania through bank and non-bank subsidiaries, loan production offices and solicitations through broadcast and print media and direct mail. For international business, Summit competes not only with a substantial number of United States banks having foreign departments, but also with agencies and branches of foreign banks located in the United States and with other major banks throughout the world. The effect of liberalized branching and acquisition laws has been to lower barriers to entry into the banking business and to increase competition for banking business, as well as to increase both competition for and opportunities to acquire other financial institutions. Nationwide interstate banking has accelerated these trends.

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

     (c)(1)(xi) RESEARCH AND DEVELOPMENT.

     Summit and its subsidiaries conduct research activities, from time to time, relating to the development of new services. Expenditures for these activities are not considered material to the financial condition of Summit and its subsidiaries. Research expenditures during 1996 were charged directly to expense as incurred.

    (c)(1)(xii) COST OF COMPLIANCE WITH ENVIRONMENTAL REGULATIONS.

     It is not expected that compliance with Federal, state and local provisions relating to the protection of the environment will have any material effect on Summit or its subsidiaries.

    (c)(1)(xiii) NUMBER OF PERSONS EMPLOYED.

     At December 31, 1996, there were 7,333 persons, on a full-time equivalent basis, employed by Summit and its subsidiaries.

     (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

     Summit Bank NJ operates an International Banking Department principally for the benefit of its domestic customers and an offshore banking facility on the island of Grand Cayman in the British West Indies. UJB Trade Finance (HK), Limited, operating under a Hong Kong charter, issues documentary letters of credit to Asian suppliers on behalf of U.S. importers. Business at these offshore facilities constituted less than one-half of one percent of the total assets and income of Summit Bank NJ in 1996.

     (e) STATISTICAL INFORMATION

     The following tables set forth, on a consolidated basis, certain statistical information concerning Summit and its subsidiaries. The tables should be read in conjunction with the consolidated financial statements contained in the 1996 Annual Report to Shareholders. Average data have been derived from daily balances except in the case of certain smaller subsidiaries where month-end balances were used.

Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential

     For information on average balances, interest and average rates earned and paid see Consolidated Comparative Average Balance Sheets With Resultant Interest and Rates on pages 30 and 31 in the 1996 Annual Report to Shareholders.

     For information on the effective interest differential of volume and rate changes for the years 1996 and 1995 on a tax-equivalent basis see Rate/Volume Table on page 23, and for additional information on interest sensitivity see Asset/Liability Management on pages 26 through 28 in the 1996 Annual Report to Shareholders.

Securities

The following table shows the carrying value of securities at December 31 for each of the following years:

                                                        December 31
                                           -------------------------------------
                                               1996         1995         1994
                                               ----         ----         ----
(In thousands)
Securities available for sale:
  U.S. Government and Federal agencies ..   $2,182,383   $1,902,259   $  821,430
  State and political subdivisions ......       12,906         --           --
  Other securities ......................      475,125      505,806      300,834
                                            ----------   ----------   ----------
     Total securities available for sale    $2,670,414   $2,408,065   $1,122,264
                                            ==========   ==========   ==========

Securities held to maturity:
  U.S. Government and Federal agencies ..   $1,698,032   $1,261,172   $2,422,999
  State and political subdivisions ......      217,547      271,621      378,919
  Other securities ......................    1,301,805    1,514,287    1,999,069
                                            ----------   ----------   ----------
     Total securities held to maturity      $3,217,384   $3,047,080   $4,800,987
                                            ==========   ==========   ==========


     For information on the maturity distribution and weighted average yields to maturity on a tax equivalent basis for securities at December 31, 1996, see Note 3 of the Consolidated Financial Statements on page 40 of the 1996 Annual Report to Shareholders.

Loan Portfolio

     For information on the loan portfolio for the five years ended December 31, 1996, see "Loans" on page 21 in the 1996 Annual Report to Shareholders. Included in commercial and industrial loans are lease financing receivables of $578.8 million in 1996, $319.1 million in 1995, $317.4 million in 1994, $204.6 million in 1993, and $153.2 million in 1992.

     Unearned discount on loans and leases at December 31, 1996 and 1995 were $89.5 million and $103.4 million, respectively. For information concerning concentrations of credit risk, see Note 4 of the Consolidated Financial Statements on page 41 of the 1996 Annual Report to Shareholders.

     The following table shows the approximate maturities of selected loans at December 31, 1996. The loans are segregated between those which are at predetermined interest rates and those at floating or adjustable interest rates.

                                                                                    Over One             Over
                                                                  One Year         Year Through          Five
                                                                  or Less           Five Years           Years              Total
                                                                 ----------         ----------         ----------         ----------
(In thousands)
Loan categories:
  Commercial and industrial ............................         $2,372,710         $1,533,425         $  310,288         $4,216,423
  Construction and development .........................            283,929            134,998             52,486            471,413
                                                                 ----------         ----------         ----------         ----------
          Total                                                  $2,656,639         $1,668,423         $  362,774         $4,687,836
                                                                 ==========         ==========         ==========         ==========
Amounts of loans based upon:
  Predetermined interest rates .........................         $  617,749         $  862,608         $  274,477         $1,754,834
  Floating or adjustable interest rates ................          2,038,890            805,815             88,297          2,933,002
                                                                 ----------         ----------         ----------         ----------
          Total                                                  $2,656,639         $1,668,423         $  362,774         $4,687,836
                                                                 ==========         ==========         ==========         ==========


     For information concerning the Company's accounting policy for non-performing loans, see Note 1 of the Consolidated Financial Statements on pages 36 and 37 of the 1996 Annual Report to Shareholders. The following table shows the principal amount of non-performing loans, renegotiated loans, and loans contractually past due 90 days or more at December 31 for each of the past five years, and their resultant impact on earnings before taxes for the years then ended. All loans in the following table represent domestic loans. There are no foreign loans included in any of the categories.

                                                                                  1996       1995       1994       1993       1992
                                                                                  ----       ----       ----       ----       ----
(In thousands)
Non-performing loans ........................................................   $132,086   $188,289   $197,285   $312,605   $423,748
Renegotiated loans ..........................................................       --          199      2,920      6,778     34,710
Loans, not included above, contractually past due
90 days or more (1) .........................................................     60,570     47,786     39,645     58,852     76,766

IMPACT ON INTEREST INCOME:
  Interest income that would have been recorded on non-performing and renegotiated loans outstanding at December 31 in accordance with
    their original terms ....................................................   $ 13,497   $ 19,724   $ 19,702   $ 28,225   $ 37,524
  Interest income actually received and recorded
    on non-performing and renegotiated loans
    outstanding at December 31 .............................................       1,817      2,833      2,642      5,332      4,897
                                                                                --------   --------   --------   --------   --------
  Lost income on non-performing
and renegotiated loans                                                          $ 11,680   $ 16,891   $ 17,060   $ 22,893   $ 32,627
                                                                                ========   ========   ========   ========   ========

----------
(1) Primarily consumer and residential mortgage loans which are well collateralized and in the process of collection.

     Potential problem loans are those which management believes conditions indicate that the collection of principal and interest may be doubtful in accordance with the original contract terms. They are not included in non-performing loans as these loans are still performing. Potential problem loans were $11.0 million and $18.7 million at December 31, 1996 and 1995 respectively. Potential problem loans at December 31, 1996 comprised commercial and industrial loans of $5.9 million, construction and development loans of $4.9 million, and real estate related loans of $.2 million. The risk associated with such loans has been factored into the Company's allowance for loan losses.

Summary of Loan Loss Experience

     The relationship for the past five years among loans, loans charged off and loan recoveries, the provision for loan losses and the allowance for loan losses is shown below:

                                                                           Year Ended December 31
                                                ------------------------------------------------------------------------------------
                                                   1996               1995             1994              1993               1992
                                                   ----               ----             ----              ----               ----
(In thousands)
Loans:
  Average for the period .................     $ 13,416,526      $ 13,416,526      $ 12,387,584      $ 11,889,465      $ 12,043,874
                                               ============      ============      ============      ============      ============
Allowance for loan losses:
  Balance, beginning of period ...........     $    279,034      $    305,330      $    339,028      $    374,639      $    388,846
  Acquisition adjustments, net ...........            8,492             6,131             1,910              --                --
  Provision charged to operating
    expenses .............................           62,000            71,850            91,995           112,885           165,553
  Loans charged off:
    Commercial and industrial ............           36,524            45,293            37,229            75,966            84,910
    Construction and development .........           16,862            35,451            39,209            38,354            74,260
    Commercial mortgage ..................           25,695            25,741            21,731            18,590            13,490
    Residential mortgage .................            5,043             6,016             4,440             3,829             3,794
    Consumer .............................           20,913            13,871            10,300            29,760            20,810
                                               ------------      ------------      ------------      ------------      ------------
          Total loans charged off ........          105,037           126,372           112,909           166,499           197,264
                                               ------------      ------------      ------------      ------------      ------------
Recoveries
    Commercial and industrial ............           12,602            14,684            13,921            10,856             9,489
    Construction and development .........            2,427             2,072             1,320             1,657             1,662
    Commercial mortgage ..................            2,466             1,920             2,838               724               876
    Residential mortgage .................              838               667               594               315               181
    Consumer .............................            4,897             2,752             3,585             4,451             5,296
                                               ------------      ------------      ------------      ------------      ------------
          Total recoveries ...............           23,230            22,095            22,258            18,003            17,504
                                               ------------      ------------      ------------      ------------      ------------
Net loans charge off .....................           81,807           104,277            90,651           148,496           179,760
Write downs on transfer to assets
  held for accelerated disposition .......             --                --              36,952              --                --
                                               ------------      ------------      ------------      ------------      ------------
Balance, end of period                         $    267,719      $    279,034      $    305,330      $    339,028      $    374,639
                                               ============      ============      ============      ============      ============
Ratio of:
  Net charge offs to average loans
    outstanding ..........................             0.56%             0.78%             0.73%             1.25%             1.49%
  Allowance to year-end loans ............             1.81%             1.99%             2.33%             2.85%             3.13%

For additional information, see Notes 4 and 5 to the Consolidated Financial Statements on page 41 and Allowance for Loan Losses and Related Provision on page 26 of the 1996 Annual Report to Shareholders.

     Specific allocations as well as a need for general reserves are identified by loan type and allocated according to the following categories of loans at December 31 for each of the past five years. The analysis of the adequacy of the allowance for loan losses for the year 1995 and prior was the result of combining The Summit Bancorporation and UJB Financial Corp. analysis. The analysis for 1996 includes the effect of the merged entities under the one methodology. The percentage of loans to total loans is based upon the classification of loans shown as follows:

                                         1996                1995               1994                1993                1992
(In thousands)                    -------------------  ------------------  ------------------ --------------------  ----------------
                                            Percentage          Percentage          Percentage           Percentage       Percentage
                                               of                  of                  of                   of               of
                                             loans to            loans to            loans to             loans to         loans to
                                              total               total               total                total             total
                                  Amount      loans    Amount     loans    Amount     loans    Amount      loans   Amount    loan
                                  ------      -----    ------     -----    ------     -----    ------      -----   ------    ----
Commercial and
  industrial .................   $ 39,280      28.5% $ 53,925      31.6% $ 62,300      32.4% $ 78,181      31.7% $ 85,906    31.8%
Construction
and development ..............     36,352       3.2    43,951       4.1    61,274       6.0    85,580       8.2   101,251     9.3

Commercial mortgage                20,690      15.6    31,754      16.5    31,943      16.8    30,814      20.0    32,689    19.3

Residential mortgage                8,152      25.6    15,501      23.5    15,740      21.4    13,529      18.1    15,901    17.5

Consumer .....................     22,259      23.2    21,150      22.0    24,992      21.0    20,934      20.3    26,194    20.8

Loan  commitments
and other loans ..............      7,762       3.9    26,895       2.3     3,221       2.4     1,226       1.7     1,696     1.3

Unallocated ..................    133,224       N/A    85,858       N/A   105,860       N/A   108,764       N/A   111,002     N/A
                                 --------     -----  --------     -----  --------     -----  --------     -----  --------   -----
     Total                       $267,719     100.0% $279,034     100.0% $305,330     100.0% $339,028     100.0  $374,639   100.0%
                                 ========     =====  ========     =====  ========     =====  ========     =====  ========   =====

Deposits

     For information on classification of average balances for deposits, see "Comparative Average Balance Sheets With Resultant Interest and Rates" on pages 30 and 31, and for additional information on deposits at December 31, 1996, see
Note 8 to the Consolidated Financial Statements on page 42 of the 1996 Annual Report to Shareholders.

     The following table shows, by time remaining to maturity, all certificates of deposit $100,000 and over at December 31, 1996 (in thousands):

Less than three months ................       $628,691
Three to six months ...................         41,700
Six to twelve months ..................         71,512
More than twelve months ...............        248,778
                                              --------
        Total                                 $990,681
                                              ========


Return on Equity and Assets

     For information on consolidated ratios, see "Summary of Selected Financial Data" on pages 52 and 53 and see "Unaudited Quarterly Financial Data" on page 54 in the 1996 Annual Report to Shareholders.

Short-Term Borrowings

     The following table summarizes information relating to certain short-term borrowings for each of the past three years:

                                                                                                                           Maximum
                                                                                        Daily Average for Year              Amount
                                           Amount                                       ----------------------           Outstanding
                                       Outstanding at        Average Rate at         Amount               Interest         at any
                                         December 31           December 31        Outstanding               Rate          Month End
                                         -----------           -----------        -----------               ----          ---------
(In thousands)
 Securities sold under agreements to repurchase:
                        1996             $  796,815                5.53%          $  574,011                5.17%         $  844,988
                        1995                649,650                5.48              817,152                5.47             966,269
                        1994              1,177,725                5.24              920,654                4.35           1,273,711
Federal funds purchased:
                        1996             $  199,950                6.22%          $  628,989                5.32%         $1,186,691
                        1995                200,700                5.57              253,516                5.85             442,675
                        1994                172,255                5.94              540,073                4.22             708,456

ITEM 2. PROPERTIES.

     The Company owns its administrative headquarters building in West Windsor Township, New Jersey. The principal banking office of Summit Bank NJ is located in Hackensack, New Jersey in a nine-story building owned by the bank. In addition to its principal office, Summit Bank NJ also leases facilities in Cranford and Dayton, New Jersey, which are used for various administrative and back office loan operations. The principal banking and administrative offices of Summit Bank PA are located in an eleven-story building in Bethlehem, Pennsylvania. Summit Bank PA leases the building for an initial term ending in the year 2000, with renewal options extending for an additional 38 years. Summit Bank PA occupies approximately two-thirds of the building. The bank subsidiaries conduct business in approximately 345 banking offices, of which approximately 44% are owned, with the remaining leased. Office space in certain of the owned buildings is leased to others. Summit Service Corporation, a wholly owned subsidiary of the bank subsidiaries, leases 300,000 square feet of real property located in Ridgefield Park, New Jersey for use as the principal data processing facility.

     For additional information on properties see Note 6 of the Consolidated Financial Statements on page 42 of the 1996 Annual Report to Shareholders.

ITEM 3. LEGAL PROCEEDINGS.

     Management does not believe that the ultimate disposition of the litigation discussed below will have a material adverse effect on the financial position and results of operation of the Company and its subsidiaries, taken as a whole.

     1. Cushman & Wakefield of New Jersey, Inc. v. Alexander Summer Company and United Jersey Bank. Filed December 26, 1989 in the Superior Court of New Jersey, Bergen County, Docket No. L-000012-90; cross-appealed to the Superior Court of New Jersey, Appellate Division, Docket No. A-1531-94 (T1); petition to the New Jersey Supreme Court for certification, Docket number 43,333. Plaintiff originally brought this action to recover brokerage commissions and punitive damages, alleging tortious interference with contract and tortious interference with prospective economic advantage. In its complaint, plaintiff alleged that United Jersey Bank (former name of Summit Bank NJ) utilized plaintiff's services to obtain leases for its new operations center and two branch banks, and that the Bank and the co-defendant, a real estate brokerage proprietorship owned by a director of the Bank, improperly deprived plaintiff of these commissions. On November 7, 1994, the trial court found in favor of the plaintiff with respect to the two branches and awarded compensatory damages of $131,250, prejudgement interest of $42,759, and punitive damages in the amount of $400,000. The trial court held that it could not award damages relating to loss of the brokerage commission on the operations center because the Bank leased an adjacent property, not the one shown to it by plaintiff. The trial court also held that it could not consider plaintiff's legal expenses in the award of punitive damages. The parties cross-appealed.

     In a decision filed November 18, 1996, the Appellate Division affirmed that portion of the trial court's decision in favor of plaintiff with respect to the two branches but, reversing the trial court, also held that the plaintiff was entitled to damages for loss of the brokerage commission on the operations center (estimated to be between $3.7 and $4.2 million), and that the trial court should consider plaintiff's litigation expenses in the award of punitive damages. The Appellate Division remanded the matter to the trial court for further proceedings consistent with its opinion. The Bank and its co-defendant have petitioned the Supreme Court of New Jersey for certification to review the determination of the Appellate Division. The Supreme Court has not yet granted or denied certification.

     The Bank is contractually indemnified by Alexander Summer Company, the co-defendant, against damages and legal expenses arising out of claims by third parties, including plaintiff, for brokerage commissions.

2. Annette Loatman on behalf of herself and all others similarly situated v. United Jersey Bank, U.S. District Court for the District of New Jersey, Civil Action No. 95CV05258 (JBS), filed on October 4, 1995. The plaintiff alleges that she is representative of a class of United Jersey Bank (former name of Summit Bank NJ) customers who obtained consumer loans (primarily on automobiles and trailers) from the Bank and who either did not obtain required insurance or permitted that insurance to lapse, after which the Bank "force-placed" insurance. The complaint alleges breach of contract and of the implied covenants of good faith and fair dealing, unconscionable commercial practices under the New Jersey Consumer Fraud Act, unjust enrichment, breach of fiduciary duty and violations of the National Bank Act and Depository Institution and Monetary Control Act.

     On January 6, 1996, the Bank filed a motion to dismiss Count V of the complaint (in which plaintiff claims a violation of the National Bank Act and Depository Institution and Monetary Control Act) for failure to state a federal claim upon which relief may be granted and to dismiss the remaining counts of the complaint for lack of supplemental jurisdiction. The plaintiff filed an opposing brief and, on July 29, 1996, the court denied the motion. On August 22, 1996, the Bank served a motion for summary judgment. Opposition papers have been filed by the plaintiff. The return date of the motion was December 20, 1996 but no decision has been rendered by the Court.

     On November 21, 1996, the plaintiff filed a motion for class certification and the Bank opposed the motion. No return date has been set for this last motion and no decision has been rendered,.

     On October 14, 1996, counsel for the plaintiff filed a companion case, Robert M. Gundle, III, on behalf of himself and all others similarly situated v. Summit Bank, successor in interest to United Jersey Bank, U.S. District Court for the District of New Jersey, Civil Action No. 96-4477 (JBS). The allegations of the Gundle complaint are substantially the same as those in Loatman. On October 30, 1996, the plaintiff filed a motion to consolidate the Gundle matter into the Loatman matter. The Bank has filed opposition papers. The return date of this motion was December 6, 1996, but no decision has been rendered by the Court.

     On April 24, 1996, Annette Loatman filed an action in the Superior Court of New Jersey, Camden County, entitled, Annette Loatman, on behalf of herself and all others similarly situated v. United Jersey Bank, Docket No. L-3527-96 ("the State Action"). The allegations in the State Action are substantially similar to those of Loatman. On August 16, 1996, the State Action was stayed by the court for ninety days pending the resolution of the District Court matter with the understanding that, if the District Court matter were still pending, the state court action would be dismissed. At the end of the ninety day period, the plaintiff filed a motion to extend the stay. The Bank filed papers in opposition. On December 9, 1996, the court denied the motion to extend the stay and dismissed the State Action without prejudice.

3. In re Payroll Express Corporation of New York and Payroll Express Corporation, United States Bankruptcy Court for the Southern District of New York. Case Nos. 92-B-43 149 (CB) and 92-B-43 150 (CB).

     Summit Bank NJ, formerly known as United Jersey Bank, is involved in a number of cases venued in the United States Bankruptcy Court and the United States District Court for the Southern District of New York (the "Bankruptcy Cases") involving a former customer of the Bank, Payroll Express Corp. ("Payroll"), and several related entities. Payroll was primarily in the business of providing on-site check cashing services.

     Customers of Payroll deposited funds into a general deposit account ("Account") at the Bank to cover their payrolls. The Account was given credit for deposits received by Payroll and cash was obtained by debiting the Account.

     Payroll perpetrated a substantial check kiting scheme using the Account and another account at National Westminster Bank, NJ ("NatWest"). NatWest apparently discovered this scheme in late May of 1992. Due to this discovery, NatWest ceased honoring checks drawn by Payroll on its account. The Bank was ultimately left with a loss of approximately $4 million in the Account.

     On June 5, 1992, Robert Felzenberg, the President of Payroll, was charged in a Federal court located in Manhattan with embezzlement and wire fraud. He has pled guilty to among other things, wire and tax fraud, and was sentenced to six and one-half years imprisonment in March 1994.

     A trustee (the "Trustee") has been appointed by the Bankruptcy Court.

     Payroll customers deposited a total of $11.8 million into the Account during the last two weeks of May 1992. A number of these customers have asserted claims against the Bank, although only four lawsuits are currently pending: Beth Israel Medical Center, et al v. United Jersey Bank and National Westminster Bank New Jersey, United States District Court for the Southern District of New York, Civil Action No. 94-8256 (LAP), Frederick Goldman, Inc. v. United Jersey Bank and National Westminster Bank New Jersey, United States District Court for the Southern District of New York, Civil Action No, 94-8256 (LAP), Towers Financial Corporation v. United Jersey Bank, United States District Court for the District of New Jersey, Civil Action No.92-3175 (WGB), New York City Transit Authority v. United Jersey Bank and National Westminster Bank New Jersey, United States District Court for the Southern District of New York, Civil Action No.95-3685
(LAP) and Copytone, Inc. on behalf of itself and others similarly situated v. United Jersey Bank, National Westminster Bank New Jersey and John Does I through 20, United States District Court for the Southern District of New York, Civil Action No. 95-8217 (LAP). The lawsuits allege various common law causes of action against the Bank, including unjust enrichment, restitution, conversion, fraud, negligence and/or breach of fiduciary duty. In addition, the Copytone matter purports to be a class action. The Beth Israel, Frederick Goldman, New York Transit Authority and Copytone matters were consolidated and the Bank filed motions to dismiss the complaints for failure to state a claim upon which relief can be granted. The motions were heard on February 15, 1996. On October 11, 1996, the court granted the Bank's motion in part, dismissing the claims against the Bank which were based on negligence, aiding and abetting the wrongful conduct of Payroll Express, breach of fiduciary duty, fraud, equitable fraud, conspiracy to conceal check-kiting by Payroll Express, as well as a part of the conversion claims. The court denied the remainder of the Bank's motion but stayed the proceedings as to the remaining claims until the completion of the preference action entitled In re Payroll Express Corporation et al - John S. Pereira as Chapter 11 Trustee of the Estate of Payroll

Express Corporation et al v. United Jersey Bank, United States District Court for the Southern District of New York, Civil Action No. 94-1565 (LAP).

     A status conference was held in the fifth customer lawsuit, Towers Financial Corporation v. United Jersey Bank, United States District Court for the District of New Jersey, Civil Action No.92-3175 (WGB), on November 15, 1996. The court requested that Towers dismiss its lawsuit without prejudice, and await resolution of the preference lawsuit brought by the Trustee in Bankruptcy or file a new lawsuit in the United States District Court for the Southern District of New York. Towers agreed to dismiss its lawsuit and, on November 17, 1996, the Court entered an order dismissing the lawsuit without prejudice.

     The Trustee appointed in the Bankruptcy Cases described above has filed two adversary proceedings against the Bank. The first, captioned John E. Pereira, as Chapter II Trustee of the Estate of Payroll Express Corporation et al. v. United Jersey Bank, was originally filed in the United States Bankruptcy Court for the Southern District of New York. The adversary complaint alleges the Account received incoming wire transfers of at least $17,013,537.54 within the 90 days prior to the filing of bankruptcy by Payroll. These incoming wire transfers were allegedly used by the Bank to reduce its losses on the check kiting scheme. The Trustee claims that the amounts of the wire transfers are recoverable by the Trustee as avoidable preferences under the Bankruptcy Code. The Bank successfully moved to withdraw the reference of this matter to the United States District Court for the Southern District of New York where it is currently pending under Civil Action No.94-1565 (LAP). The Bank then filed a motion for summary judgment. In opposition, the Trustee filed a cross-motion for summary judgment. Briefing on the motions was completed and the motions were heard on February 15, 1996. On October 11, 1996, the court denied both motions.

     The second adversary complaint, captioned John E. Pereira, as Chapter 11 Trustee of the Estate of Payroll Express Corporation et al. v. United Jersey Bank, United States Bankruptcy Court for the Southern District of New York, Adversary Proceeding No. 94-8297A, alleges that the mortgages given to the Bank on property owned by the various Felzenberg-controlled entities, together with certain loan payments made by Payroll to the Bank, were fraudulent conveyances. The properties in question have all been sold. The Trustee also seeks the return of $310,000.00 in principal and $152,487.50 in interest payments made by Payroll on its loan, in the year prior to the bankruptcy. The Trustee claims that these transfers are recoverable under section 548 of the Bankruptcy Code, as well as under the New Jersey Uniform Fraudulent Transfer Act. The Bank has filed an answer denying the material allegations of the complaint and the parties have concluded fact discovery. Discovery of experts has commenced and will be followed by pre-trial motions (if necessary) and eventually a trial.

4. Michael Hochman and Joan Hochman, individually and on behalf of a class of similarly situated depositors v. United Jersey Bank, a New Jersey corporation and UJB Financial Corp., a New Jersey Corporation, originally filed on December 7, 1995 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket No. MID-L-10623-95, and now pending in the United States District Court for the District of New Jersey, Case No.96-916 (MTB). The plaintiffs allege that they are representatives of a class of Summit Bank NJ customers who purchased and redeemed certificates of deposit and who were entitled to, but were not paid, interest for the period from the date of maturity until the date of redemption. The plaintiffs allege breach of contract, fraud and a violation of the New Jersey Consumer Fraud Act. They seek payment, to themselves and other members of the putative class, of the interest alleged to be owed, a declaratory judgment that the Bank is obligated to pay interest during the 10 day redemption grace period after maturity, counsel fees and costs. They also seek treble damages under the New Jersey Consumer Fraud Act.

     On February 16, 1996, Plaintiffs filed an amended complaint, alleging violations of the federal Truth in Savings Act. The Bank and UJB Financial Corp. then removed the matter to the U.S. District Court for the District of New Jersey where it is presently pending. On March 21, 1996, the Bank and UJB Financial Corp. filed a motion for summary judgment. On April 23, 1996, the plaintiffs filed a cross-motion for summary judgment. Briefing on the motions has been completed and the Court has declined to hear oral argument. No decision has been rendered by the Court to date on the motions.

5. McAdoo CERCLA Matter. First Valley Bank ("FVB"), now known as Summit Bank PA, foreclosed on property in McAdoo, Pennsylvania, taking title by a sheriff's deed in 1980. The property was later designated by the United States Environmental Protection Agency ("EPA") as a part of a site (the "McAdoo Site") listed on the

National Priorities List of sites to be remediated pursuant to the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA").

     On June 3, 1988, the United States District Court for the Eastern District of Pennsylvania entered a Consent Decree in United States v. Air Products and Chemicals, Inc., Civil Action No.87-7352 (the "Air Products litigation"), in which sixty-five potentially responsible parties ("PRPs"), not including FVB, agreed to undertake remediation of the McAdoo Site and the United States agreed to pay 25% of the settling PRPs' (the "Initial PRPS") cost of remediation.

     On June 11, 1988, after having made a demand upon FVB and a number of other non-settling PRPs, the United States sued a number of the PRPs other than FVB who did not enter into the Consent Decree in a matter entitled United States of America v. Alcan Aluminum et al, United States District Court, Eastern District of Pennsylvania, Civil Action No.88-4970 (the "Alcan litigation"). Although the United States did not sue FVB, on April 16, 1990, one defendant in the Alcan Litigation, Kalama Chemical, Inc., filed a motion for leave to file a third party complaint against FVB seeking contribution. The motion was denied without prejudice.

     FVB then participated in settlement discussions in the Alcan litigation. Pursuant to those negotiations, FVB and certain defendants, third-party defendants and other potential third-party defendants deposited, in a Court registry, a sum which the United States agreed will satisfy all of its claims against FVB. FVB's contribution was $192,000. The parties also executed a Consent Decree which was approved by the District Court by Order dated June 24, 1993. The Consent Decree gives FVB a broad covenant not to sue and contribution protection to the extent available under 42 U.S.C. 9622(d)(2). The Consent Decree was the subject of public notice and comment, pursuant to 42 U.S.C. 9622(d)(2). The Initial PRPs submitted comments to the United States, objecting to the Consent Decree, including inter alia, the broad release provided to FVB. The Initial PRPs also filed a motion to intervene in the Alcan litigation, which was denied by the District Court. The Initial PRPs then appealed that denial to the United States Court of Appeals for the Third Circuit in a matter captioned United States V. Alcan Aluminum, Inc., et al, Action No.93-1099 (3rd Cir.). On May 25, 1994, the Third Circuit vacated the District Court's orders denying the motion to intervene and approving the Consent Decree, holding that the Initial PRPs may intervene as a matter of right in the Alcan litigation if they can prove that they have a protectable interest in that litigation. Consequently, the case was remanded to the District Court to determine whether the Initial PRPs have a protectable interest in the Alcan litigation.

     As a result of settlement negotiations, the parties have reached an agreement in principle for the settlement of the case and the Court has suspended all proceedings in the case. Under the agreement, the Alcan Settlors agreed to pay an additional $190,000.00, upon the entry of two new Consent decrees, one for the Alcan litigation and one for the Air Products litigation. FVB's portion of the $190,000.00 amounts to $8,500.00.

     The parties and the government then engaged in lengthy negotiations over the specific terms of the two Consent Orders. The parties reached agreement on the language of the two Consent Decrees in September 1996 and in late September 1996, the Alcan Settlors and the Air Products Settlors signed the two Consent Decrees. In the final Alcan Consent Decree, the United States again would provide FVB with a very broad release from past and future liability, similar to that contained in the earlier Alcan Consent Decree. Further, the Air Products parties are signatories to the new Alcan Consent Decree, and they specifically have agreed to the broad release afforded to FVB.

     The two Consent Decrees must now be signed by representatives of the United States. Before these signatures may be obtained, the Consent Decrees must undergo an internal governmental approval process that typically takes several months. If the Consent Decrees are fully executed by the United States, they will be lodged with the Court, public notice will be published and a period of public comment will be provided. The United States will reserve the right to withdraw its consent based on this public comment. If, following public comment, the United States does not withdraw its consent, it must then move for Court approval and entry of the Consent Decrees.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

The following data is supplied as of March 7, 1997:

                                             Title (All positions and offices presently held with
       Name                    Age               Registrant) and year appointed to office(s)
---------------------         ----  -------------------------------------------------------------
T. Joseph Semrod .........     60   Chairman of the Board and Chief Executive Officer (1981)
Robert G. Cox ............     56   President (1996)
John G. Collins ..........     60   Vice Chairman (1986)
John R. Howell ...........     63   Vice Chairman (1987)
John R. Haggerty .........     61   Senior Executive Vice President/Finance (1987) and
                                    Treasurer (1981)
Sabry J. Mackoul .........     56   Senior Executive Vice President/Retail Banking (1993)
Stephen H. Paneyko .......     54   Senior Executive Vice President/ Commercial Banking (1987)
Larry L. Betsinger .......     59   Executive Vice President/Corporate Information Services (1990)
Alfred M. D'Augusta ......     55   Executive Vice President/Human Resources (1988)
John R. Feeney ...........     47   Executive Vice President/Asset Liability Management (1996)
William J. Healy .........     52   Executive Vice President (1988) and Comptroller (1979) and
                                    Assistant Secretary (1980)
Richard F. Ober, Jr. .....     53   Executive Vice President (1988), General Counsel (1975)
                                    and Secretary (1978)
Dennis Porterfield .......     60   Executive Vice President/Bank Investments (1991) and
                                    Assistant Secretary (1975)
Alan N. Posencheg ........     55   Executive Vice President/Corporate Operations and
                                    Information Services (1984)
Gary F. Simmerman ........     62   Executive Vice President/Consumer Loans and Services (1994)
George J. Soltys, Jr. ....     50   Executive Vice President/Corporate Planning (1996)
Edmund C. Weiss, Jr. .....     54   Executive Vice President (1990) and Auditor (1977)

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     This item has been omitted pursuant to paragraph (2) of General Instruction "G" - Information to be Incorporated by Reference. See the Shareholders' Equity and Dividends section in the Financial Review on pages 22 and 23, Notes 13 and 20 to the Consolidated Financial Statements on pages 43 and 49, Unaudited Quarterly Financial Data on page 54, and Quarterly Common Stock Price and Dividend Information on page 57 of the 1996 Annual Report to Shareholders. At February 28, 1997 there were 27,996 record holders of Summit Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

     This item is omitted pursuant to paragraph (2) of General Instruction "G" - Information to be Incorporated by Reference. See Consolidated Summary of Selected Financial Data on pages 52 and 53 of the 1996 Annual Report to Shareholders. Included in non-interest income for the years 1996 through 1992 were investment securities gains of $5.2 million, $8.6 million, $2.2 million, $9.6 million, and $19.2 million respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This item is omitted pursuant to paragraph (2) of General Instruction "G" - Information to be Incorporated by Reference. See Financial Review on pages 19 through 29 of the 1996 Annual Report to Shareholders. Reference is made to page 10 of this report for a discussion of the effects of inflation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     This item is omitted pursuant to paragraph (2) of General Instruction "G" - Information to be Incorporated by Reference. See Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 32 through 50 and page 54 of the 1996 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     This item is omitted pursuant to paragraph (3) of General Instruction "G" - Information to be Incorporated by Reference, except that certain information on Executive Officers of the Registrant is included in Part I of this report. A definitive proxy statement, dated March 7, 1997 (the "Proxy Statement"), was filed with the Securities and Exchange Commission on March 7, 1997. Information required by Item 401 of Regulation S-K is provided at page 22 of this Annual Report on Form 10-K and in the Proxy Statement at pages 2-6 under the caption "Election of Directors", which is incorporated herein by reference. Information required by Item 405 of Regulation S-K is provided in the Proxy Statement at page 20 under the caption "Additional Information Regarding Directors and Officers - Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     This item is omitted pursuant to paragraph (3) of General Instruction "G" - Information to be Incorporated by Reference. Information required by Item 402 of Regulation S-K is provided in the Proxy Statement at pages 11-24 under the captions "Remuneration of Outside Directors", "Summary Compensation Table", "Option/SAR Grants in Last Fiscal Year", "Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values", "Long-Term Incentive Plans - Awards in Last Fiscal Year" and "Certain Information As To Executive Officers", all of which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     This item has been omitted pursuant to paragraph (3) of General Instruction "G" - "Information to be Incorporated by Reference". Information required by
Item 403 of Regulation S-K is provided at page 1 of the Proxy Statement in the introductory information to the Proxy Statement and at pages 7-8 of the Proxy Statement under the caption "Beneficial Ownership of Summit Common Stock by Directors and Executive Officers", all of which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     This item is omitted pursuant to paragraph (3) of Instruction "G" - "Information to be Incorporated by Reference". Information required by Item 404 of Regulation S-K is provided in the Proxy Statement at page 20 under the caption "Additional Information Regarding Directors and Officers", which is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a)   (1) Financial statements, Summit Bancorp. and Subsidiaries:
                                                                                             Page*
                                                                                             -----
          Consolidated Balance Sheets - December 31, 1996 and 1995 ....................       32
          Consolidated Statements of Income - Three Years Ended December 31, 1996 .....       33
          Consolidated Statements of Cash Flows - Three Years Ended
               December 31, 1996 ......................................................       34
          Consolidated Statements of Shareholders' Equity - Three Years Ended
               December 31, 1996 ......................................................       35
          Notes to Consolidated Financial Statements ..................................       36
          Management's and Independent Auditors' Report ...............................       51
          Unaudited Quarterly Financial Data ..........................................       54

Financial statement schedules are omitted as the required information is not applicable or the information is presented in the financial statements or related notes thereto.

a) (2) Other Exhibits (All references to Forms 8-K, 10-K, 10-Q, 8-A, S-1, S-3, S-4, S-8 and other Forms provided for by the Securities Act of 1933, Securities Exchange Act of 1934 or the Trust Indenture Act of 1940 refer to Securities and Exchange Commission File No. 1-6451 of Summit Bancorp., unless otherwise specifically noted below. Specific exhibits are numbered in accordance with Item 601 of Regulation S-K):

     (2) Articles of incorporation; By-Laws.

          A. Restated Certificate of Incorporation of Summit Bancorp., as restated March 1, 1996 (incorporated by reference to Exhibit
               (3)A. on Form 10-K for the year ended December 31, 1995).

          B. By-Laws of Summit Bancorp., as restated October 18, 1995 (incorporated by reference to Exhibit (3)B. on Form 10-K for the year ended December 31, 1995).

     (3) Instruments defining the rights of security holders, including indentures.

          A. Rights Agreement, dated as of August 16, 1989, by and between Summit Bancorp. (under former name UJB Financial Corp.) and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A, filed August 28, 1989) (File No. 1-6451).

          B. Indenture, dated as of November 1, 1972, between Summit Bancorp. (under former name United Jersey Banks) and The Bank of New York, as Trustee, for $20,000,000 of 7 3/4% Sinking Fund Debentures due November 1, 1997 (incorporated by reference to Exhibit 4(a) to Amendment No. 2 to Registration Statement No. 2-45397 on Form S-1, filed October 25, 1972).

          C. Purchase Agreement, dated October 25, 1972, between Summit Bancorp. (under former name United Jersey Banks) and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Brothers, for 7 3/4% Sinking Fund Debentures (incorporated by reference to
               Exhibit I (b) to Amendment No. 2 to Registration Statement No. 2-45397 on Form S-1, filed October 25, 1972).

----------
*Refers to the respective page numbers of Summit Bancorp. 1996 Annual Report to Shareholders included as Exhibit 13. Such pages are incorporated herein by reference.

          D. Note Agreement, dated as of August 19, 1993, between Summit Bancorp. (under former name UJB Financial Corp.) and The Northwestern Mutual Life Insurance Company relating to $20,000,000 of 7.95% Senior Notes Due August 25, 2003
               (incorporated by reference to Exhibit (4)D. on Form 10-Q for the quarter ended September 30, 1993).

          E. (i) Fiscal and Paying Agency Agreement, dated as of June 30, 1993, between Summit Bank, as issuer, and Summit Bank, as fiscal and paying agent acting through its Trust Department, relating to $50,000,000 of 6 3/4% Subordinated Notes due June 15, 2003 of Summit Bank (incorporated by reference to Exhibit (4)E.(i) on Form 8-K, dated April 11, 1996), and (ii) Specimen of Global Certificate for 6 3/4% Subordinated Notes due June 15, 2003 of Summit Bank (incorporated by reference to Exhibit (4)E.(ii) on Form 8-K, dated April 11, 1996).

          F.   (deleted)

          G. (i) Subordinated Indenture, dated as of December 1, 1992, between Summit Bancorp. (under former name UJB Financial Corp.) and Citibank, N.A., Trustee, relating to $175,000,000 of 8 5/8% Subordinated Notes Due December 10, 2002 of Summit Bancorp. (incorporated by reference to Exhibit (4) G. on Form 10-K for the year ended December 31, 1992), and (ii) Specimen of Summit Bancorp.'s 8 5/8% Subordinated Notes Due December 10, 2002 (incorporated by reference to Exhibit 4 on Form 8-K, dated December 10, 1992).

     (10) MATERIAL CONTRACTS

          A. Converted Summit Bancorporation Stock Option Plan of Summit Bancorp. (incorporated by reference to Exhibit 10 to Registration Statement No. 333-02625 on Form S-8, filed April 17, 1996).

          B. (i) Master Agreement of Lease, dated January 26, 1982, between Summit Bancorp. (under former name United Jersey Banks) and Sha-Li Leasing Associates, Inc. relating to equipment leases in excess of $10,000,000 in aggregate lease obligations, including form of Equipment Schedule (incorporated by referenced to Exhibit
               (10) B. (i) on Form 10-Q for the quarter ended September 30,
               1993), (ii) Assignment and Assumption of Equipment Lease, effective December 31, 1991, between Summit Bancorp. (under former name UJB Financial Corp.) and UJB Financial Service Corporation (relating to assignment of Master Agreement of Lease) (incorporated by reference to Exhibit (10) B. (ii) on Form 10-Q for the quarter ended September 30, 1993), and (iii) Form of Guaranty Agreement between Summit Bancorp. (under former name UJB Financial Corp.) and various lenders under the Master Agreement of Lease relating to certain equipment leases in excess of $10,000,000 in aggregate lease obligations (incorporated by reference to Exhibit (10) B. (iii) on Form 10-Q for the quarter ended September 30, 1993).

          *C. (i) Summit Bancorp. 1993 Incentive Stock and Option Plan (incorporated by reference to Attachment A to the Proxy Statement of Registrant dated April 12, 1996), (ii) Compensation Committee Regulations for the Grant and Exercise of Stock Options and Restricted Stock (adopted July 19, 1993) (incorporated by reference to Exhibit (10) C. (ii) on Form 10-Q for the quarter ended June 30, 1993), (iii) Compensation Committee Interpretation of Section 5 (e) (ii) (F) (incorporated by reference to Exhibit
               (10) C. (iii) on Form 10-Q for the quarter ended March 31, 1994), and (iv) Compensation Committee Interpretation of Stock Incentive Plans adopted June 19, 1996 (incorporated by reference to Exhibit
               (10)C.(iv) on Form 10-Q for the quarter ended June 30, 1996).

          *D. (i) UJB Financial Corp. (former name of Summit Bancorp.) 1990 Stock Option Plan (incorporated by reference to Exhibit (10) to Registration Statement No. 33-36209 on

               Form S-8, filed July 26, 1990), and (ii) Compensation Committee Regulations for the Grant and Exercise of Stock Options and Restricted Stock (adopted July 19, 1993) (incorporated by reference to Exhibit (10) C. (ii) on Form 10-Q for the quarter end June 30, 1993).

          *E. Supplemental Executive Retirement Plan of The Summit Bancorporation (incorporated by reference to Exhibit (10)E. on Form 8-K, dated April 11, 1996).

          *F. Description of Incentive Plan approved January 20, 1982 (incorporated by reference to Exhibit (10)F. on Form 10-K for the year ended December 31, 1994).

          G. (i) Deferred Compensation Plan for Directors, as revised October 17, 1979, (incorporated by reference to Exhibit (10) G. (i) on Form 10-K for the year ended December 31, 1994), and (ii) Amendment adopted April 25, 1994 (incorporated by reference to Exhibit (10) G. (ii) on Form 10-K for the year ended December 31,
               1994).

          *H. (i) Agreement dated April 2, 1981 between Summit Bancorp. (under former name United Jersey Banks) and T. Joseph Semrod (incorporated by reference to Exhibit (10) H. (i) on Form 10-K for the year ended December 31, 1994), with (ii) Amendment No. I dated May 5, 1981 (incorporated by reference to Exhibit (10) H.(ii) on Form 10-K for the year ended December 31, 1994, (iii) Amendment No. 2 dated December 15, 1982 (incorporated by reference to Exhibit (10) H. (iii) on Form 10-K for the year ended December 31, 1994), and (iv) Amendment No. 3 dated August 20, 1986 (incorporated by reference to Exhibit (10) H. (iv) on Form 10-K for the year ended December 31, 1994).

          *I. (i) Employment Agreement, dated March 1, 1996, between Summit Bancorp. and Robert G. Cox (incorporated by reference to Exhibit
               (10)I.(i) on Form 10-K for the year ended December 31, 1995), and
               (ii) Agreement, dated as of September 1, 1995, between The Summit Bancorporation (predecessor corporation to Summit Bancorp.) and Robert G. Cox assumed by Summit Bancorp. (incorporated by reference to Exhibit (10)I.(ii) on Form 10-K for the year ended December 31, 1995).

          J.   Retirement Program for Outside Directors of Franklin State Bank.

          K. Franklin State Bank Deferred Compensation Plan adopted January 10, 1984.

          *L. (i) United Jersey Banks (former name of Summit Bancorp.) 1982 Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 2-78500 on Form S-8, filed July 21,
               1982) with (ii) Amendment No. 1, dated June 16, 1984 (incorporated by reference to Exhibit (10) L. (ii) on Form 10-K for the year ended December 31, 1994), (iii) Amendment No. 2, dated December 19, 1990 (incorporated by reference to Exhibit
               (10)L.(iii) on Form 10-K for the year ended December 31, 1995), and (iv) Compensation Committee Regulations for the Grant and Exercise of Stock Options and Restricted Stock (adopted July 19,
               1993) (incorporated by reference to Exhibit (10) C. (ii) on Form 10-Q for the quarter ended June 30, 1993).

          *M. (i) Retirement Restoration Plan, adopted April 19, 1983 (incorporated by reference to Exhibit (10) M.(i) on Form 10-K for the year ended December 31, 1994), (ii) Supplemental Retirement Plan, adopted August 16, 1989 (incorporated by reference to Exhibit (10) M. (ii) on Form 10-K for the year ended December 31,
               1994), (iii) Written Consent of UJB Financial Corp. (former name of Summit Bancorp.) Benefits Committee interpreting the Retirement Restoration Plan, adopted August 30, 1989 (incorporated by reference to Exhibit (10) M. (iii) on Form 10-K for the year ended December 31, 1994), and (iv) Amendments to the Retirement Restoration Plan and Supplemental Retirement Plan adopted April 25, 1994 (incorporated by reference to Exhibit (10)
               M. (iv) on Form 10-K for the year ended December 31, 1994).

          N. (i) Equipment Lease Guaranty dated as of August 31, 1992 by Summit Bancorp. (under former name UJB Financial Corp.) to Sanwa General Equipment Leasing, Inc. (incorporated by reference to Exhibit (10) N. (i) on Form 10-Q for the quarter ended March 31,
               1993), and (ii) Equipment Lease Agreement dated as of August 31, 1992 and Equipment Schedule Nos. A-1 and A-2 dated as of August 31, 1992 between Sanwa General Equipment Leasing, Inc. and UJB Financial Service Corporation, United Jersey Bank, United Jersey Bank/Central, N.A. (predecessor bank to United Jersey Bank) and United Jersey Bank/South, N.A. (predecessor bank to United Jersey
               Bank), pursuant to Equipment Lease Agreement dated as of August 31, 1992, for five year lease of furniture, fixtures and equipment (incorporated by reference to Exhibit (10) N. (ii) on Form 10-Q for the quarter ended March 31, 1993).

          O. (i) Equipment Lease Guaranty dated as of August 31, 1992 by Summit Bancorp. (under former name UJB Financial Corp.) to MetLife Capital Corporation (incorporated by reference to Exhibit
               (10) O. (i) on Form 10-Q for the quarter ended March 31, 1993), and (ii) Equipment Schedule Nos. B-1 and B-2 dated as of August 31, 1992 between MetLife Capital Corporation and UJB Financial Service Corporation, United Jersey Bank, United Jersey Bank/Central, N.A. (predecessor bank to United Jersey Bank) and United Jersey Bank/South, N.A. (predecessor bank to United Jersey
               Bank) pursuant to Equipment Lease Agreement dated as of August 31, 1992 between Sanwa General Equipment Leasing, Inc. and United Jersey Bank, United Jersey Bank/ Central, N.A. (predecessor bank to United Jersey Bank) and United Jersey Bank/South, N.A. (predecessor bank to United Jersey Bank), for five year lease of furniture, fixtures and equipment (incorporated by reference to Exhibit (10) O. (ii) on Form 10-Q for the quarter ended March 31,
               1993).

          P. Twenty-year real estate lease executed and dated December 12, 1988 from Hartz Mountain Industries, Inc. for real property located in Ridgefield Park, New Jersey used as a data processing facility (incorporated by reference to Exhibit (10) P. on Form 10-K for the year ended December 31, 1993).


          Q. (i) Twenty-five year real property lease, dated June 5, 1990, between Summit Bancorp. (under name of predecessor corporation The Summit Bancorporation) and Hartz Mountain Industries, Inc. for data processing and operations center located in Cranford, New Jersey (incorporated by reference to Exhibit (10)Q.(i) on Form 8-K, dated April 11, 1996), and (ii) Lease Modification Agreement, dated February 22, 1995 and effective October 1, 1994, between Summit Bancorp. (under name of predecessor corporation The Summit Bancorporation) and Hartz Mountain Industries, Inc. relating to the twenty-five year lease for data processing and operations center in Cranford, New Jersey (incorporated by reference to Exhibit (10)Q.(ii) on Form 8-K, dated April 11,
               1996).

          R.-V. (deleted)

          W. (i) Retirement Plan for Outside Directors of UJB Financial Corp., (former name of Summit Bancorp.), as amended and restated February 20, 1991 (incorporated by reference to Exhibit (10)W.(i) on Form 10-K for the year ended December 31, 1995), (ii) Interpretation, dated March 15, 1993, of the Retirement Plan for Outside Directors of UJB Financial Corp. (former name of Summit Bancorp.) (incorporated by reference to Exhibit (10) W. (ii) on Form 10-K for the year ended December 31, 1992), and (iii) Amendment adopted April 25, 1994 (incorporated by reference to Exhibit (10) W. (iii) on Form 10-K for the year ended December 31, 1994).

          X.-DD. (deleted)

          *EE. (i) Form of Termination Agreement between Summit Bancorp. (under former name UJB Financial Corp.) and each of T. Joseph Semrod, John G. Collins, John R. Howell, John R. Haggerty, Stephen H. Paneyko, Larry L. Betsinger, Alfred M. D'Augusta, John R. Feeney, William J. Healy, Sabry J. Mackoul, Richard F. Ober, Jr., Dennis Porterfield, Alan N. Posencheg, Gary F. Simmerman, Edmund C. Weiss, with (ii) Amendment No. 1, dated December 20, 1989, (iii) Amendment No. 2, dated October 16, 1991, and (iv) Amendment No. 3, dated December 16, 1992 (incorporated by reference to Exhibit
               (10) EE. (iv) on Form 8-K, dated January 19, 1993).

          *FF. (i) UJB Financial Corp. (former name of Summit Bancorp.)
               Executive Severance Plan, as amended through December 16, 1992 (incorporated by reference to Exhibit (10) FF. on Form 8-K, dated January 19, 1993), and (ii) Amendment adopted April 25, 1994 (incorporated by reference to Exhibit (10) FF. (ii) on Form 10-K for the year ended December 31, 1994).

          GG.-II. (deleted)

          JJ. (i) Retirement Plan for Outside Directors of Commercial Bancshares, Inc. adopted May 1, 1986, and (ii) Compensation Committee Interpretation, dated July 19, 1993 (incorporated by reference to Exhibit (10) JJ. (ii) on Form 10-Q for the quarter ended June 30, 1993).

          KK. (i) Commercial Bancshares, Inc. Directors Deferred Compensation Plan adopted May 20, 1986 (substantially identical plans were adopted by former subsidiaries of Commercial Bancshares, Inc.) and (ii) related Master Trust Agreement.

          LL. (i) United Jersey Banks (former name of Summit Bancorp.) 1987 Stock Option Plan, with (ii) Amendment dated April 25, 1989, (incorporated by reference to Exhibit (10) LL. (ii) on Form 10-K for the year ended December 31, 1994), (iii) amendment dated June 30, 1990, and (iv) Compensation Committee Regulations for the Grant and Exercise of Stock Options and Restricted Stock (adopted July 19, 1993) (incorporated by reference to Exhibit (10) C. (ii) on Form 10-Q for the quarter ended June 30, 1993).

     (13) Summit Bancorp 1996 Annual Report to Shareholders

     (21) Subsidiaries of the registrant.

     (23) Consents of Experts and Counsel
          A. Independent Auditors' Consent - KPMG Peat Marwick LLP

     (27) Financial Data Schedule - Summit Bancorp.

----------
* Management contract or compensatory plan or arrangement.

None of the Exhibits listed above other than the Summit Bancorp 1996 Annual Report to Shareholders are furnished herewith (other than certain copies filed with the Securities and Exchange Commission). Any of such Exhibits will be furnished to any requesting security holder upon payment of a fee of 15 cents per page. Contact Lori A. Wierzbinsky, Assistant Corporate Secretary, Summit Bancorp., P.O. Box 2066, Princeton, NJ 08543-2066 for a determination of the fee necessary to fulfill any request.

b)   Reports on Form 8-K.

     In a current report on Form 8-K dated October 16, 1996, under Item 5, Other Events, the Company reported the amount of the assessments to recapitalize the Savings Association Insurance Fund for Summit Bancorp. and for Central Jersey Financial Corporation, which were accrued as of September 30, 1996.

     In a current report on Form 8-K dated December 10, 1996, under Item 5, Other Events, the Company reported the Superior Court of New Jersey, Appellate Division's affirmation in part and reversal in part of the November 7, 1994 decision of the Superior Court of New Jersey, Law Division in Cushman & Wakefield of New Jersey, Inc. v. Alexander Summer Company and United Jersey Bank (former name of Summit Bank NJ).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT BANCORP.

Dated: March 27, 1997                By: /s/ J.R. HAGGERTY
                                        -----------------------------
                                        John R. Haggerty
                                        Senior Executive Vice President/Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signatures                           Title                            Date
           ----------                           -----                              ----
    /s/ T. JOSEPH SEMROD                 Chairman of the Board and             March 27, 1997
    -------------------------         Director (Chief Executive Officer)
         T. Joseph Semrod

    /s/ ROBERT G. COX                    President and Director                March 27, 1997
    -------------------------
        Robert G. Cox

    /s/ JOHN G. COLLINS                 Vice Chairman and Director             March 27,1997
    -------------------------
        John G. Collins

    /s/ JOHN R. HOWELL                 Vice Chairman and Director              March 27, 1997
    -------------------------
        John R. Howell

    /s/ J. R. HAGGERTY                    Senior Executive Vice                March 27, 1997
    -------------------------          President/Finance (Principal
        John R. Haggerty                     Financial Officer)


    /s/ WILLIAM J. HEALY               Executive Vice President and            March 27, 1997
    -------------------------         Comptroller (Principal accounting
        William J. Healy                         Officer)

    /s/ S. ROGERS BENJAMIN                       Director                      March 27, 1997
    -------------------------
        S. Rogers Benjamin

    /s/ ROBERT L. BOYLE                          Director                      March 27, 1997
    -------------------------
        Robert L. Boyle

    /s/ JAMES C. BRADY, JR.                      Director                      March 27, 1997
    -------------------------
        James C. Brady, Jr.

    /s/ T. J. DERMOT DUNPHY                      Director                      March 27, 1997
    -------------------------
        T. J. Dermot Dunphy

    /s/ ANNE EVANS ESTABROOK                     Director                      March 27, 1997
    -------------------------
        Anne Evans Estabrook


    /s/ ELINOR J. FERDON                         Director                      March 27, 1997
    -------------------------
        Elinor J. Ferdon

    /s/ FRED G. HARVEY                           Director                       March 27, 1997
    -------------------------
        Fred G. Harvey


    /s/ FRANCIS J. MERTZ                         Director                      March 27, 1997
    -------------------------
        Francis J. Mertz

    /s/ GEORGE L. MILES, JR.                     Director                      March 27, 1997
    -------------------------
        George L. Miles, Jr.

    /s/ HENRY S. PATTERSON II                    Director                      March 27, 1997
    -------------------------
        Henry S. Patterson II

    /s/ THOMAS D. SAYLES, JR.                    Director                      March 27, 1997
    -------------------------
        Thomas D. Sayles, Jr.

    /s/ RAYMOND SILVERSTEIN                      Director                      March 27, 1997
    -------------------------
        Raymond Silverstein

    /s/ ORIN R. SMITH                            Director                      March 27, 1997
    -------------------------
        Orin R. Smith

    /s/ JOSEPH M. TABAK                          Director                      March 27, 1997
    -------------------------
        Joseph M. Tabak

    /s/ DOUGLAS G. WATSON                        Director                      March 27, 1997
    -------------------------
        Douglas G. Watson

                                 EXHIBIT INDEX
                                 _____________



Exhibit No.                            Description
__________     ________________________________________________________________

(10)J.         Retirement Program for Outside Directors of Franklin State Bank.

    K.         Franklin State Bank Deferred Compensation Plan adopted January
               10, 1984.

    EE.(i) Form of Termination Agreement between Summit Bancorp. (under former name UJB Fiancial Corp.) and each of T. Joseph Semrod, John H. Colling, John R. Howell, John R. Haggerty, Stephen H. Paneyko, Larry L. Betsinger, Alfred M. D'Augusta, John R. Feeney, William J. Healy, Sabry J. Mackoul, Richard F. Ober, Jr., Dennis Porterfield, Alan N. Posencheg, Gary F. Simmerman, and Edmund C. Weiss.

       (ii) Amendment No. 1, dated December 20, 1989 to the Form of Termination Agreement between Summit Bancorp. (under former name UJB Financial Corp.) and each of T. Joseph Semrod, John G. Collins, John R. Howell, John R. Haggerty, Stephen H. Peneyko Larry L. Betsinger, Alfred M. D'Augusta, John R. Feeney, William
               J. Healy, Sabry J. Mackoul, Richard F. Ober, Jr., Dennis Porterfield, Alan N. Posencheg, Gary F. Simmerman, and Edmund C. Weiss.

       (iii) Amendment No. 2, dated October 16, 1991 to the Form of Termination Agreement between Summit Bancorp. (under former name UJB Financial Corp.) and each of T. Joseph Semrod, John G. Collins, John R. Howell, John R. Haggerty, Stephen H. Paneyko, Larry L. Betsinger, Alfred M. D'Augusta, John R. Feeney, William
               J. Healy, Sabry J. Mackoul, Richard F. Ober, Jr., Dennis Porterfield, Alan N. Posencheg, Gary F. Simmerman, and Edmund C. Weiss.

   JJ. Retirement Plan for Outside Directors of Commercial Bancshares, Inc. adopted May 1, 1986.

   KK. (i) Commercial Bancshares, Inc. Directors Deferred Compensation Plan adopted May 20, 1986.

       (ii) Related Master Trust Agreement of the Commercial Bancshares, Inc. Directors Deferred Compensation Plan adopted May 20, 1986.

   LL. (i) United Jersey Banks (former name of Summit Bancorp.) 1987 Stock Option Plan.

(13)           Summit Bancorp. 1996 Annual Report to Shareholders.

(21)           Subsidiaries of the Registrant.


(23)A.         Independent Auditors' Consent-KPMG Peat Markwick LLP


(27)           Summit Bancorp. financial data schedule-December 31, 1996