Form 10-Q
period 1997-03-31
SUMMIT BANCORP/NJ/
filed 1997-05-15
CIK 101320

FORM 10-Q
            SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      March 31, 1997
                              -----------------------------

                            	or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                              --------------  -------------
 Commission File Number:       1-6451
                        -----------------------------------

                        Summit Bancorp.
-------------------------------------------------------------
  (Exact name of registrant as specified in its charter)


    New Jersey                                22-1903313
-------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer

incorporation or organization)            Identification No.)


301 Carnegie Center, P.O. Box 2066, Princeton, New Jersey
08543-2066
--------------------------------------------------------------
(Address of principal executive offices)
(Zip Code)

                        (609) 987-3200
---------------------------------------------------------------
Registrant's telephone number, including area code)


---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes   [ ] No

        As of April 30, 1997 there were 98,540,507 shares of common stock, $1.20 par value, outstanding.

                       SUMMIT BANCORP.
                         FORM 10-Q
                           INDEX


Part I   Financial Information                   Page No.

Item 1. 	Financial Statements

	Consolidated Balance Sheets -
	    March 31, 1997, December 31, 1996
     and March 31, 1996............................... 	2

	Consolidated Statements of Income -
	    Three Months Ended March 31, 1997 and 1996....... 	3

	Consolidated Statements of Cash Flows -
	    Three Months Ended March 31, 1997 and 1996....... 	4

	Consolidated Statements of Shareholders' Equity -
	    Three Months Ended March 31, 1997 and 1996....... 	5

	Consolidated Average Balance Sheets With Resultant
               Interest and Rates -
	    Three Months Ended March 31, 1997 and 1996....... 	6

	Notes to Consolidated Financial Statements........... 	7

Item 2. 	Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations...................................  9


Part II. 	Other Information.

Item 1. 	Legal Proceedings...........................	17

Item 2. 	Changes in Securities.......................	18

Item 4. 	Submission of Matters to a Vote
         of Security Holders......................... 19

Item 6. 	Exhibits and Reports on Form 8-K............	20

	Signatures..........................................	21

	Exhibit Index.......................................	22


                              SUMMIT BANCORP.
                        CONSOLIDATED BALANCE SHEETS
                                 Unaudited
                          (dollars in thousands)
                                                                              March 31,       December 31,   March 31,
                                                                              1997            1996           1996
                                                                              -------------   ------------   ------------

Assets
Cash and due from banks                                                    $       968,930 $    1,256,684 $    1,122,977
Federal funds sold and securities purchased
under agreements to resell                                                         188,800        111,143         41,892
Interest bearing deposits with banks                                                13,457         24,825         36,338
Securities:
   Trading account securities                                                       33,806         26,376         49,755
   Securities available for sale                                                 3,079,597      2,670,414      2,476,859
   Securities held to maturity                                                   3,085,774      3,217,384      3,471,920
                                                                              -------------   ------------   ------------
Total securities                                                                 6,199,177      5,914,174      5,998,534
Loans (net of unearned discount):
   Commercial                                                                    5,616,090      5,266,665      5,354,519
   Commercial mortgage                                                           2,395,650      2,313,610      2,456,852
   Residential mortgage                                                          3,829,124      3,795,752      3,551,936
   Consumer                                                                      3,655,081      3,443,568      3,192,783
                                                                              -------------   ------------   ------------
        Total loans                                                             15,495,945     14,819,595     14,556,090
   Less: Allowance for loan losses                                                 277,011        267,719        280,590
                                                                              -------------   ------------   ------------
        Net loans                                                               15,218,934     14,551,876     14,275,500
                                                                              -------------   ------------   ------------
Premises and equipment                                                             201,363        204,953        213,192
Accrued interest receivable                                                        139,880        140,368        136,227
Due from customers on acceptances                                                   17,915         15,671         19,838
Other assets                                                                       490,889        448,318        485,278
                                                                              -------------   ------------   ------------
Total Assets                                                               $    23,439,345 $   22,668,012 $   22,329,776
                                                                              =============   ============   ============

Deposits:
    Non-interest bearing demand deposits                                   $     4,184,241 $    3,984,366 $    3,628,466
    Interest bearing deposits:
        Savings and time deposits                                               13,981,408     13,779,803     13,698,428
        Commercial certificates of deposit $100,000 and over                       665,885        610,817        766,910
                                                                              -------------   ------------   ------------
            Total deposits                                                      18,831,534     18,374,986     18,093,804
                                                                              -------------   ------------   ------------
Other borrowed funds                                                             1,374,190      1,338,734      1,568,639
Accrued expenses and other liabilities                                             300,215        271,510        375,540
Accrued interest payable                                                            67,434         50,261         56,428
Bank acceptances outstanding                                                        17,915         15,671         19,838
Long-term debt                                                                     680,257        689,977        398,605
Capital trust pass-through securities                                              150,000              -              -
                                                                              -------------   ------------   ------------
Total liabilities                                                               21,421,545     20,741,139     20,512,854
Shareholders' equity:
   Preferred stock: Series B and C                                                       -              -         42,620
   Common stock par value $1.20:  Authorized 130,000,000 shares;
        issued and outstanding 98,450,950 at March 31, 1997; 93,962,565
        at December 31, 1996 and 93,398,970 at March 31, 1996                      118,141        112,755        112,079
    Surplus                                                                        926,802        881,483        869,307
    Retained earnings                                                              984,161        927,672        794,948
    Net unrealized gain (loss) on securities, net of tax                           (11,304)         4,963         (2,032)
                                                                              -------------   ------------   ------------
Total shareholders' equity                                                       2,017,800      1,926,873      1,816,922
                                                                              -------------   ------------   ------------
Total Liabilities and Shareholders' Equity                                 $    23,439,345 $   22,668,012 $   22,329,776
                                                                              =============   ============   ============

See accompanying Notes to Consolidated Financial Statements.

                                      2



                              SUMMIT BANCORP.
                    CONSOLIDATED STATEMENTS OF INCOME
                                 Unaudited
             (dollars in thousands, except per share data)
                                                                              Three Months Ended
                                                                              March 31,
                                                                              -------------------------
                                                                              1997          1996
                                                                              -----------   -----------
Interest Income
Loans                                                                       $    309,338  $    295,129
Securities:
   Trading account securities                                                        373           568
   Securities available for sale                                                  44,702        39,211
   Securities held to maturity                                                    50,098        51,539
                                                                              -----------   -----------
     Total securities                                                             95,173        91,318
Federal funds sold and securities purchased under agreements to resell               877         1,115
Deposits with banks                                                                  174           191
                                                                              -----------   -----------
     Total interest income                                                       405,562       387,753
                                                                              -----------   -----------
Interest Expense
  Savings and time deposits                                                      124,408       123,601
  Commercial certificates of deposit $100,000 and over                             8,387        10,541
  Borrowed funds, long-term debt and Capital trust pass-through securities        32,710        27,620
                                                                              -----------   -----------
      Total interest expense                                                     165,505       161,762
                                                                              -----------   -----------
      Net interest income                                                        240,057       225,991
  Provision for loan losses                                                       14,500        15,500
                                                                              -----------   -----------
      Net interest income after provision for loan losses                        225,557       210,491
                                                                              -----------   -----------
Non-Interest Income
  Service charges on deposit accounts                                             26,271        23,456
  Service and loan fee income                                                     10,718        10,569
  Trust income                                                                    11,329         9,243
  Securities gains                                                                 1,140           757
  Trading account gains                                                              432            31
  Other                                                                           15,546        14,207
                                                                              -----------   -----------
      Total non-interest income                                                   65,436        58,263
Non-Interest Expenses
  Salaries                                                                        64,610        62,992
  Pension and other employee benefits                                             23,049        23,927
  Occupancy, net                                                                  16,855        20,241
  Furniture and equipment                                                         16,836        15,633
  Communications                                                                   7,834         7,252
  Deposit insurance premiums                                                         905         1,226
  Restructuring charges                                                           26,500       110,700
  Other                                                                           32,663        30,764
                                                                              -----------   -----------
     Total non-interest expenses                                                 189,252       272,735
                                                                              -----------   -----------
     Income (loss) before income taxes                                           101,741        (3,981)
  Federal and state income taxes (benefit)                                        35,256        (1,742)
                                                                              -----------   -----------
Net Income (loss)                                                           $     66,485  $     (2,239)
                                                                              ===========   ===========

Net Income (loss) Per Common Share                                          $       0.68  $      (0.03)
                                                                              ===========   ===========

Average Common Shares Outstanding (in thousands)                                  98,271        93,134
                                                                              ===========   ===========

See accompanying Notes to Consolidated Financial Statements.

                                   SUMMIT BANCORP.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      Unaudited
                                (dollars in thousands)
                                                                                       Three Months Ended
                                                                                       March 31,
                                                                                       ---------------------------
                                                                                       1997          1996
                                                                                       ------------- -------------
 Operating activities
   Net income (loss)                                                                  $      66,485 $      (2,239)
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses and other real estate owned                                 14,750        15,872
       Depreciation, amortization and accretion, net                                         21,403         7,001
       Restructuring charges                                                                 26,500       110,700
       Gains on sales of trading account securities and securities available for sale        (1,572)         (788)
       Gains (losses) on sales of mortgages held for sale                                    (1,715)           18
       Gains on sales of other real estate owned                                               (288)         (503)
       Proceeds from sales of other real estate owned                                         2,971         6,138
       Proceeds from sales of mortgages held for sale                                        92,909        17,232
       Originations of mortgages held for sale                                              (70,165)      (15,625)
       Increase in trading account securities                                                (6,998)      (21,087)
       Increase in accrued interest receivable and other assets                             (14,247)      (38,079)
       Increase in accrued interest payable, accrued
         expenses and other liabilities                                                      12,888        23,831
                                                                                       ------------- -------------
         Net cash provided by operating activities                                          142,921       102,471
                                                                                       ------------- -------------
 Investing activities
   Purchases of securities held to maturity                                                 (21,044)     (473,623)
   Purchases of securities available for sale                                              (712,695)     (244,913)
   Proceeds from maturities of securities held to maturity                                  163,170       154,550
   Proceeds from maturities of securities available for sale                                202,543       121,299
   Proceeds from sales of securities available for sale                                     235,436        81,018
   Net (increase) decrease in Federal funds sold and securities purchased under
         agreements to resell                                                               (77,657)      133,083
   Net decrease (increase) in interest bearing deposits with banks                           11,466       (18,009)
   Net increase in loans                                                                   (265,047)     (162,881)
   Purchases of premises and equipment, net                                                  (1,587)       (2,190)
                                                                                       ------------- -------------
         Net cash used in investing activities                                             (465,415)     (411,666)
                                                                                       ------------- -------------
 Financing activities
   Net decrease in deposits                                                                 (95,163)     (400,622)
   Net increase in short-term borrowings                                                      2,780       520,946
   Principal payments on long-term debt                                                     (26,496)      (26,257)
   Proceeds from issuance of long-term debt                                                   4,500             -
   Proceeds from issuance of capital trust pass-through securities                          150,000             -
   Dividends paid                                                                           (33,836)      (38,156)
   Proceeds from issuance of common stock under dividend
     reinvestment and other stock plans                                                      11,163        13,597
                                                                                       ------------- -------------
         Net cash provided by financing activities                                           12,948        69,508
                                                                                       ------------- -------------
Decrease in cash and due from banks                                                        (309,546)     (239,687)
Begining cash balance of acquired entities                                                   21,792        24,946
Cash and due from banks at beginning of period                                            1,256,684     1,337,718
                                                                                       ------------- -------------
Cash and due from banks at end of period                                              $     968,930 $   1,122,977
                                                                                       ============= =============

Supplemental disclosure of cash flow information
Cash paid:
     Interest payments                                                                $     148,332 $     150,901
     Income tax payments                                                                     10,746           395
Noncash investing activities:
    Net transfer of loans to other real estate owned                                          4,826         9,000

See accompanying Notes to Consolidated Financial Statements.

                                    SUMMIT BANCORP.
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       Unaudited
                                (dollars in thousands)

                                                                                                          Net          Total
                                                       Preferred   Common                 Retained    Unrealized    Shareholders'
                                                        Stock       Stock      Surplus    Earnings    Gain (Loss)     Equity
                                                       --------   ---------   ---------   ---------   -----------   -----------
Balance, December 31, 1995                           $  42,620  $  106,165  $  826,788  $  821,579  $      5,164  $  1,802,316
Balances at beginning of period of immaterial
  pooled acquisitions (4,353,085 shares)                     -       5,224      29,612      14,054          (567)       48,323
   Net income (loss)                                         -           -           -      (2,239)            -        (2,239)
   Cash dividends declared:
      Preferred stock                                        -           -           -        (639)            -          (639)
      Common stock                                           -           -           -     (37,807)            -       (37,807)
   Common stock issued:
      Dividend reinvestment and other stock plans
       (283,457 shares)                                      -         340       9,098           -             -         9,438
      Exercise of stock options, net (291,400 shares)        -         350       3,809           -             -         4,159
   Change in unrealized gain (loss) on securities,
      net of tax                                             -           -           -           -        (6,629)       (6,629)
                                                       --------   ---------   ---------   ---------   -----------   -----------
Balance, March 31, 1996                              $  42,620  $  112,079  $  869,307  $  794,948  $     (2,032) $  1,816,922
                                                       ========   =========   =========   =========   ===========   ===========
Balance, December 31, 1996                           $       -  $  112,755  $  881,483  $  927,672  $      4,963  $  1,926,873
Balances at beginning of period of immaterial
  pooled acquisition (4,031,051 shares)                      -       4,837      34,705      25,562          (278)       64,826
   Net income (loss)                                         -           -           -      66,485             -        66,485
   Cash dividends declared on common stock                   -           -           -     (35,558)            -       (35,558)
   Common stock issued:
      Dividend reinvestment and other stock plans
       (103,588 shares)                                      -         124       4,450           -             -         4,574
      Exercise of stock options, net (353,746 shares)        -         425       6,164           -             -         6,589
   Change in unrealized gain (loss) on securities,
      net of tax                                             -           -           -           -       (15,989)      (15,989)
                                                       --------   ---------   ---------   ---------   -----------   -----------
Balance, March 31, 1997                              $       -  $  118,141  $  926,802  $  984,161  $    (11,304) $  2,017,800
                                                       ========   =========   =========   =========   ===========   ===========

See accompanying Notes to Consolidated Financial Statements.

                   SUMMIT BANCORP.
CONSOLIDATED AVERAGE BALANCE SHEETS WITH RESULTANT INTEREST AND RATES
                     Unaudited
     (Tax-equivalent basis, dollars in thousands)

                                                               Three Months Ended March 31,
                                                       ---------------------------------------------------------------
                                                                   1997                              1996
                                                       -----------------------------     -----------------------------
                                                       Average               Average     Average               Average
                                                       Balance     Interest  Rate        Balance     Interest  Rate
                                                       ----------- --------- -------     ----------- --------- -------
Assets
Interest earning assets:
  Federal funds sold and securities purchased
    under agreements to resell                        $    67,791 $     877    5.25 %   $    76,240 $   1,115    5.88 %
  Interest bearing deposits with banks                     12,485       174    5.65          14,686       191    5.23
  Securities:
    Trading account securities                             32,146       374    4.72          43,934       580    5.31
    Securities available for sale                       2,901,196    44,702    6.16       2,533,420    39,211    6.19
    Securities held to maturity                         3,235,225    51,816    6.41       3,361,155    54,062    6.43
                                                       ----------- --------- -------     ----------- --------- -------
      Total securities                                  6,168,567    96,892    6.28       5,938,509    93,853    6.32
  Loans:
    Commercial                                          5,406,368   112,934    8.47       5,321,143   111,029    8.39
    Commercial mortgage                                 2,401,925    51,793    8.63       2,447,476    53,208    8.70
    Residential mortgage                                3,850,106    71,185    7.40       3,494,086    65,259    7.47
    Consumer                                            3,592,151    74,787    8.44       3,155,019    66,884    8.53
                                                       ----------- --------- -------     ----------- --------- -------
      Total loans                                      15,250,550   310,699    8.26      14,417,724   296,380    8.27
                                                       ----------- --------- -------     ----------- --------- -------
      Total interest earning assets                    21,499,393   408,642    7.71      20,447,159   391,539    7.70
                                                       ----------- --------- -------     ----------- --------- -------
Non-interest earning assets:
  Cash and due from banks                               1,044,222                         1,135,779
  Allowance for loan losses                              (282,003)                         (293,194)
  Other assets                                            823,777                           799,279
                                                       -----------                       -----------
      Total non-interest earning assets                 1,585,996                         1,641,864
                                                       -----------                       -----------
Total Assets                                          $23,085,389                       $22,089,023
                                                       ===========                       ===========
Liabilities and Shareholders' Equity
Interest bearing liabilities:
  Savings deposits                                    $ 8,186,591    51,576    2.56     $ 8,077,351    51,276    2.55
  Time deposits                                         5,774,208    72,832    5.12       5,634,517    72,325    5.16
  Commercial certificates of deposit
    $100,000 and over                                     655,908     8,387    5.19         778,039    10,541    5.45
                                                       ----------- --------- -------     ----------- --------- -------
      Total interest bearing deposits                  14,616,707   132,795    3.68      14,489,907   134,142    3.72
                                                       ----------- --------- -------     ----------- --------- -------
  Commercial paper                                         47,835       622    5.27          44,265       582    5.29
  Other borrowed funds                                  1,448,686    19,925    5.58       1,435,412    19,278    5.40
  Long-term debt and Capital trust pass-through securit   709,206    12,163    6.86         410,642     7,760    7.56
                                                       ----------- --------- -------     ----------- --------- -------
      Total interest bearing liabilities               16,822,434   165,505    3.99      16,380,226   161,762    3.97
                                                       ----------- --------- -------     ----------- --------- -------
Non-interest bearing liabilities:
  Demand deposits                                       3,904,200                         3,524,750
  Other liabilities                                       338,963                           308,185
                                                       -----------                       -----------
      Total non-interest bearing liabilities            4,243,163                         3,832,935
                                                       -----------                       -----------
Total Shareholders' Equity                              2,019,792                         1,875,862
                                                       -----------                       -----------
Total Liabilities and Shareholders' Equity            $23,085,389                       $22,089,023
                                                       =========== ---------             =========== ---------
Net Interest Income (tax-equivalent basis)                          243,137    3.72 %                 229,777    3.73 %
                                                                   --------- =======                 --------- =======
Tax-equivalent basis adjustment (based on a
     Federal income tax rate of 35%)                                 (3,080)                           (3,786)
                                                                   ---------                         ---------
Net Interest Income                                               $ 240,057                         $ 225,991
                                                                   =========                         =========
Net Interest Income as a Percent of Interest
  Earning Assets (tax-equivalent basis)                                        4.59 %                            4.52 %
                                                                             =======                           =======

See accompanying Notes to Consolidated Financial Statements.


                       SUMMIT BANCORP.
           Notes to Consolidated Financial Statements
                        (Unaudited)


1.) Basis of Presentation

The accompanying financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of Summit Bancorp. (the "Company"), the results of its operations, changes in shareholders' equity and changes in its cash flows. In all material respects, the financial statements presented comply with the current reporting requirements of supervisory authorities. Certain prior period amounts have been reclassified for comparative purposes. The adoption of new accounting pronouncements had an immaterial impact on the company's financial statements. For additional information and disclosures required under generally accepted accounting principles, reference is made to the registrant's 1996 Annual Report on Form 10-K.

Earnings per common share is calculated by dividing net income, less the dividends on preferred stocks, by the average daily number of common shares outstanding during the period. Common stock equivalents are not included in the calculation as they have no material dilutive effect.

2.) Acquisitions and Restructuring Charges

On March 1, 1997, the Company completed the acquisition of B.M.J. Financial Corp. ("B.M.J."). This acquisition was accounted for as a pooling of interests, and was recorded as an adjustment to beginning shareholders' equity as of January 1, 1997, without restating the consolidated financial statements for 1996 and prior years. A restructuring charge of $26.5 million, $16.7 million or $.17 per share after tax, was recorded related to this acquisition. At December 31, 1996, B.M.J. had total assets of $676.0 million, loans of $449.0 million and deposits of $552.0 million.

On December 7, 1996, the Company completed the acquisition of Central Jersey Financial Corporation ("Central Jersey"). This acquisition was accounted for as a purchase, and the assets and results of operations are included from that date. Central Jersey had total assets of $446.6 million, loans of $200.5 million and deposits of $376.8 million.

Garden State Bancshares, Inc. ("Garden State") was acquired on January 16, 1996, and The Flemington National Bank and Trust Company ("Flemington") was acquired on February 23, 1996. Both of these acquisitions were accounted for as poolings of interest and were recorded as adjustments to beginning shareholders' equity as of January 1, 1996, without restating the consolidated financial statements for 1995 and prior years. On March 1, 1996, the company completed its acquisition of The Summit Bancorporation. This acquisition was accounted for as a pooling of interests and all financial information has been restated to reflect the combined results of operations. A restructuring charge of $110.7 million, $70.0 million or $.75 per share after tax, was recorded primarily as a result of these acquisitions as well as a supermarket branch initiative.

On February 28, 1997, the Company announced a definitive agreement to acquire Collective Bancorp, Inc. ("Collective"). Collective, which operates Collective Bank, has assets of $5.5 billion, loans of $2.9 billion and deposits of $3.5 billion, with 82 branches in 15 counties located throughout New Jersey. The transaction is intended to be accounted for as a pooling of interests in an exchange of .895 shares of the Company's common stock for each share of Collective common stock. At March 31, 1997, there were approximately 20.4 million of Collective shares issued and outstanding. This transaction is expected to close in the third quarter of 1997 and is subject to regulatory and Collective shareholder approvals.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      -----------------------------------------------
	     FINANCIAL  CONDITION AND RESULTS OF OPERATIONS.
      -----------------------------------------------

Summit Bancorp., (the "Company"), is a bank holding company located in Princeton, New Jersey. The Company owns three banks ("bank subsidiaries") and several active non-bank subsidiaries and currently ranks as the largest New Jersey-based bank holding company. The Company's bank subsidiaries provide a broad range of retail, commercial and private banking services as well as trust and investment services through a line of business approach to individuals, businesses, not-for-profit organizations, government entities and other financial institutions. These services are provided through an extensive branch network, including supermarket branches and private banking facilities, as well as through automated teller machines and personal computers.

FINANCIAL CONDITION

March 31, 1997 versus December 31, 1996

Total assets at March 31, 1997, were $23.4 billion, an increase of $771.3 million or 3.4 percent from year-end 1996. Approximately $676.0 million of this increase was the result of the first quarter acquisition of B.M.J. Excluding the impact of the B.M.J. acquisition, total assets increased $95.3 million, or
 .4 percent from year-end 1996.

Securities held to maturity at March 31, 1997, were $3.1 billion and were comprised of $1.6 billion of U.S. Government and Federal agency securities, $219.5 million of state and political subdivision securities and $1.2 billion of other securities. These securities decreased $131.6 million or 4.1 percent from year-end 1996. The decrease was the result of $163.2 million in maturities, offset by $21.0 million in purchases and $14.4
million attributable to the B.M.J. acquisition.   At March 31,
1997, the aggregate market value of the held-to-maturity portfolio was $3.0 billion. The aggregate market value at December 31, 1996, was $3.2 billion.

At March 31, 1997, securities available for sale amounted to $3.1 billion and were comprised of $2.6 billion of U.S. Government and Federal agency securities, $14.7 million of state and political subdivision securities and $437.4 million of other securities, predominately corporate collateralized mortgage obligations. These securities increased $409.2 million or 15.3 percent from year-end 1996. For the first three months of 1997, $712.7 million of securities were purchased and $163.9 million were acquired from B.M.J. These increases were offset by maturities of $202.5 million and sales of $235.4 million. Currently, cash flows from maturities, calls and paydowns from both portfolios are now being reinvested in the available for sale portfolio to provide greater flexibility in our asset and liability management.
                             9

At March 31, 1997, total loans amounted to $15.5 billion and increased $676.4 million or 4.6 percent from year-end 1996. The acquisition of B.M.J. accounted for approximately $449.0 million of this increase, most of which growth was in commercial and consumer loans. Commercial loans at March 31, 1997, increased $349.4 million or 6.6 percent from year-end 1996. Commercial mortgage loans increased $82.0 million or 3.5 percent, and residential mortgage loans increased $33.4 million or .9 percent from December 31, 1996. Consumer loans increased $211.5 million or 6.1 percent from year-end 1996 to $3.7 billion.

Total deposits were $18.8 billion at March 31, 1997, an increase of $456.5 million or 2.5 percent from December 31, 1996, with most of this increase due to the acquisition of B.M.J. Demand deposits increased $199.9 million or 5.0 percent from year-end 1996 to $4.2 billion. Savings and time deposits increased $201.6 million or 1.5 percent from December 31, 1996, to $14.0 billion. Commercial certificates of deposit $100,000 and over were $665.9 million, an increase of $55.1 million or 9.0 percent compared to December 31, 1996.

Borrowed funds, including long-term debt, at March 31, 1997, increased $25.7 million or 1.3 percent from December 31, 1996, to $2.1 billion. On March 20, 1997, the Company issued $150.0 million of 8.40 percent capital trust pass-through securities. The Company will use the proceeds from the issuance of these securities, which qualify as Tier I capital, for general corporate purposes.

Total shareholders' equity increased $90.9 million or 4.7 percent from December 31, 1996, to $2.0 billion. Contributing to this increase, in addition to earnings, was the B.M.J. acquisition, which added $64.8 million to shareholders' equity. As of March 31, 1997, the unrealized loss on securities, net of tax, recorded in equity amounted to $11.3 million, compared to an unrealized gain of $5.0 million at year-end 1996.

Capital ratios for March 31, 1997, as compared to select prior periods are shown in the following table. The capital ratios from year-end 1996 were benefited by the issuance of the $150.0 million in capital trust pass-through securities.

	                            	March 31,  Dec. 31,  March 31,
Selected Capital  Ratios:         1997      1996      1996
-------------------------     --------- ---------  ---------
	     Equity to assets            8.61%     8.50%     8.14%
	     Leverage ratio              8.88      8.06      7.79
	     Tier I capital             11.99     11.09     10.57
	     Total capital              14.57     13.75     13.23

Non-performing Loans and Other Real Estate Owned

Total non-performing loans and other real estate owned ("OREO") as well as non-performing loan ratios are shown in the following table as of March 31, 1997, December 31, 1996, and March 31,
1996.

 Non-performing assets        March 31, 1997    Dec. 31, 1996  March 31, 1996
                               ------------     ------------    ------------
	Non-performing loans
	 Commercial and industrial      $  49,024        $  54,308      $  56,722
	 Construction                      28,252           31,901         50,883
	 Real estate related               40,449           45,877         81,164
                                 ---------        ---------      ---------
	  Total non-performing loans      117,725          132,086        188,769
	OREO                               23,431           20,979         26,410
                                 ---------        ---------      ---------
	  Total non-performing assets   $ 141,156        $ 153,065      $ 215,179
                                 ---------        ---------      ---------
	Non-performing loans to total loans  0.76%            0.89%          1.30%




The average balance of non-performing loans for the three months ended March 31, 1997, was $122.8 million. Interest income received on non-performing loans amounted to $.8 million for the quarter ended March 31, 1997. Certain loans, primarily consumer and residential mortgage loans, which are 90 days past due are not included in non-performing loans because they are well collateralized and in the process of collection. These loans amounted to $58.9 million at March 31, 1997, compared to $60.6 million and $52.0 million at December 31, 1996, and March 31, 1996, respectively.

Allowance for Loan Losses

The allowance for loan losses at March 31, 1997, was $277.0 million, or 1.79 percent of loans, compared to $267.7 million or
1.81 percent of loans at December 31, 1996, and $280.6 million or 1.93 percent of loans at March 31, 1996. For the three months ended March 31, 1997, net charge offs were $13.9 million, or .37 percent of average loans compared to $20.3 million, or
 .57 percent of average loans in the first three months of 1996. The coverage of non-performing loans at March 31, 1997, was
235.30 percent, compared to 202.69 percent and 148.64 percent at year-end 1996 and March 31, 1996, respectively.

Transactions in the allowance for loan losses are shown in the following table (dollars in thousands):

                                     Three Months Ended March 31,
                                     ----------------------------
                                        1997            1996
                                     ---------        ---------
			      Balance, January 1          $ 267,719        $ 279,034
				 Acquisition adjustments, net        8,719            6,342
				 Provision charged to expense       14,500           15,500
                                     ---------        ---------
					                                  290,938          300,876
                                     ---------        ---------
				 Less charge offs:
				      Commercial and industrial      8,134            7,863
				      Construction and development     724            6,751
          Commercial mortgage            3,029            6,835
				      Residential mortgage             566              547
				      Consumer                       7,490            3,057
                                     ---------        ---------
					     Total charge offs             19,943           25,053
                                     ---------        ---------
				 Add recoveries:
				      Commercial and industrial      2,627           2,577
				      Construction and development    	183             856
				      Commercial mortgage              753             366
				      Residential mortgage             492              85
				      Consumer                       1,961             883
                                     ---------       ---------
					     Total recoveries               6,016           4,767
                                     ---------       ---------
				 Net charge offs                    13,927	 	       20,286
                                     ---------       ---------
			      Balance, March 31           $ 277,011  		   $ 280,590
                                     =========       =========

A standardized process has been established to assess the adequacy of the allowance for loan losses and to identify the risks inherent in the loan portfolio. This process incorporates credit reviews and gives consideration to areas of exposure such as concentrations of credit, economic and industry conditions, trends in delinquencies and collections, collateral coverage, and the composition of the performing and non-performing loan portfolios. The allowance for loan losses is maintained at a level that management believes to be adequate to absorb anticipated loan losses. The unallocated portion of the allowance for loan losses was $134.1 million at March 31, 1997, compared to $133.2 million at December 31, 1996.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1997, was $66.5 million compared to a net loss of $2.2 million for the first three months of 1996. On a per common share basis, net income for the three months ended March 31, 1997, was $.68 compared to a net loss of $.03 for the same period in 1996. The first quarter of 1997 includes a non-recurring restructuring charge of $26.5 million, $16.7 million or $.17 per share, after-tax, related to the B.M.J. acquisition. The results for the three months ended March 31, 1996, also include non-recurring merger-related restructuring charges of $110.7 million, $70.0 million or $.75 per share, after-tax, primarily related to the acquisitions of The Summit Bancorporation, Flemington, and Garden State. Also included in these charges were expenses recorded in conjunction with an announced agreement to open 70 in-store supermarket branches. Excluding the effects of the non-recurring restructuring charges, net income would have been $83.2 million or $.85 per share for the first quarter of 1997, and $67.7 million or $.72 per share for the prior year period, an 18.1 percent increase. Key performance indicators are as follows:

                           	       For the three months ended,
                                  ------------------------------
                                  March 31,  Dec. 31,  March 31,
                                     1997      1996       1996
                                  ---------  --------  ---------

	Before restructuring charges
	Return on:
	  Average assets                    1.46%      1.47%     1.23 %
	  Average common equity            16.70      17.46     14.72
	Efficiency ratio                   52.22      53.34     55.60

	After restructuring charges
	Return on:
	  Average assets                    1.17%      1.47%     (0.04)%
	  Average common equity            13.35      17.46      (0.63)

Net interest spread

Interest income on a tax-equivalent basis was $408.6 million for the three months ended March 31, 1997, an increase of $17.1 million, or 4.4 percent, compared to the prior year period. For the three months ended March 31, 1997, interest-earning assets averaged $21.5 billion, an increase of $1.1 billion, or 5.1 percent. This increase in interest-earning assets contributed $16.7 million to interest income.

Interest expense increased $3.7 million, or 2.3 percent, for the three months ended March 31, 1997, compared to the same period in 1996. For the three months ended March 31, 1997, interest-bearing liabilities averaged $16.8 billion, an increase of

$442.2 million, or 2.7 percent, from the prior year period. This increase in interest- bearing liabilities contributed $3.2 million to the increase in interest expense.

Net interest income on a tax-equivalent basis was $243.1 million for the three months ended March 31, 1997, an increase of $13.4 million, or 5.8 percent, compared to the same period in 1996. The net interest spread percentage on a tax-equivalent basis (the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities) was 3.72 percent for the three months ended March 31, 1997, compared to 3.73 percent for the prior year period. Net interest margin (net interest income on a tax-equivalent basis as a percentage of average interest earning assets) was
4.59 percent during the first three months of 1997 compared to
4.52 percent during the same period in 1996. The increase in net interest margin was benefited by an increase in non-interest bearing funds.

Asset and liability management efforts involve the use of certain derivative financial instruments for purposes of stabilizing net interest income in a changing interest rate environment. At March 31, 1997, the derivative financial instruments portfolio consisted primarily of interest rate swaps, caps and floors with notional values of $415.0 million, $750.0 million and $430.0 million, respectively. These derivatives resulted in a net interest income reduction of $.5 million for the first quarter of 1997 and 1996. The cost to terminate these contracts at March 31, 1997, would have been $1.7 million compared to $3.7 million at March 31, 1996.

As a result of improved asset quality, the provision for loan losses for the first quarter was $14.5 million, a decrease of $1.0 million compared with $15.5 million for the same period a year ago.

Non-interest income

Non-interest income for the first quarter of 1997 totaled $65.4 million, an increase of $7.2 million, or 12.3 percent, compared with the first quarter of 1996. Excluding securities gains, total non-interest income was $64.3 million for the first quarter of 1997, an increase of $6.8 million, or 11.8 percent, from the prior year period.

For the first quarter of 1997, service charges on deposits were $26.3 million, an increase of $2.8 million or 12.0 percent compared with the first quarter of 1996. This increase was primarily attributable to higher fee income from business and personal demand deposit accounts. Fee income on demand deposit accounts increased as a result of a larger customer base in 1997 when compared to 1996.

Trust fee income for the first quarter of 1997 was $11.3 million, an increase of $2.1 million or 22.6 percent compared with the first quarter of 1996. These increases are primarily due to higher fees from mutual funds and investment advisory accounts.

For the first quarter of 1997, net gains of $1.1 million on the sales and early redemptions of securities were realized compared with net gains of $.8 million in the first quarter of 1996. For the three months ended March 31, 1997, other income increased $1.3 million, or 9.4 percent as compared to the first quarter of 1996. This increase was primarily attributable to ATM access fees and safe deposit rental income.

Non-interest expenses

Non-interest expenses for the first quarter of 1997 totaled $189.3 million compared to $272.7 for the first quarter of 1996. Non-interest expenses for the first three months of 1997 and 1996 included restructuring charges of $26.5 million and $110.7 million, respectively. Excluding these restructuring charges, non-interest expenses increased $.7 million or .4 percent for the first quarter of 1997 when compared to the prior year period.

Salaries expense for the first quarter of 1997 was $64.6 million, which increased $1.6 million, or 2.6 percent from the prior year period. For the first quarter of 1997, pension and other employee benefits decreased $.9 million, or 3.7 percent, as compared to the first quarter of 1996.

Occupancy expenses for the first quarter of 1997 decreased $3.4 million, or 16.7 percent, compared to the prior year period.
The decrease was due in part to the lower rental and maintenance expenses associated with the 351 full-service branches operated during the first quarter of 1997, as compared to 361 full-service branches operated during 1996. In addition, the decrease was partially attributable to the expenses associated with the severe weather conditions experienced during the first quarter of 1996 as compared to the conditions experienced in 1997. Furniture and equipment expenses rose $1.2 million, or
7.7 percent, in the first quarter of 1997 when compared with the first quarter of 1996. This increase was due in part to increases in lease expense on branch automation equipment installed at acquired institutions.

Communications expense increased $.6 million, or 8.0 percent for the three months ended March 31, 1997, as compared to the prior year period. This increase is attributable to higher telecommunications expenses, as a result of branch rewiring and technology updates, partially offset by a decrease in postage expenses.

For the first quarter of 1997, other operating expenses increased $1.9 million, or 6.2 percent as compared to the first quarter of 1996. This increase was partially attributable to increases in advertising, acquisition premium amortization for Central Jersey, and other miscellaneous expenses.

LIQUIDITY

Liquidity is the ability to meet the borrowing needs and deposit withdrawal requirements of customers and support asset growth.
Principal sources of liquidity are deposit generation, access to purchased funds, maturities and repayments of loans and investment securities and interest and fee income.

The consolidated statements of cash flows present the change in cash and due from banks from operating, investing and financing activities. During the first three months of 1997, net cash provided by operating activities totaled $142.9 million. Contributing to net cash provided by operating activities were the results of operations adjusted for the restructuring charges, the provisions for loan losses and other real estate owned, and proceeds from the sales of mortgages held for sale.

Net cash used in investing activities totaled $465.4 million and was the result of investment and loan activity. During the first three months of 1997, there were proceeds of $365.7 million from maturities in the securities portfolios. Scheduled maturities and anticipated principal repayments of the held to maturity portfolio will approximate $860.2 million throughout the balance of 1997. In addition, the securities available for sale portfolio is another source of liquidity. These sources can be used to meet the funding needs during periods of loan growth. Other uses of funds included an increase in total loans of $265.0 million, and $733.7 million of purchased securities.

Net cash provided by financing activities totaled $12.9 million. The issuance of $150.0 million in capital trust pass-through securities was a source of funds, offset by a decrease of $95.2 million in deposits and $19.2 million in borrowed funds. Liquidity is also available through additional lines of credit and the ability to incur additional debt. In addition, the banking subsidiaries have established lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank of New York and other correspondent banks which further support and enhance liquidity.

               PART II.  OTHER INFORMATION
               ---------------------------

ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

1.  In re Payroll Express Corporation of New York and Payroll
    ---------------------------------------------------------
Express Corporation, United States Bankruptcy Court for the
-------------------
Southern District of New York. Case Nos. 92-B-43 149 (CB) and 92-B-43 150 (CB). Reported on Form 10-K for the period ended December 31, 1996. The bankruptcy trustee's fraudulent conveyance claim against the Bank, John E. Pereira, as Chapter
                                   ---------------------------
11 Trustee of the Estate of Payroll Express Corporation et al.
-------------------------------------------------------------
V. United Jersey Bank, United States Bankruptcy Court for the
----------------------
Southern District of New York, Adversary Proceeding No. 94-8297A, has been settled in principle but the settlement cannot be concluded until the court has approved it. Neither the trustee's preference claim against the Bank nor the Payroll Express customers' claims will be affected by the proposed settlement.

2.  Michael Hochman and Joan Hochman, individually and on behalf
    ------------------------------------------------------------
of a class of similarly situated depositors v. United Jersey
----------------------------------------------------------------
Bank, a New Jersey corporation and UJB Financial Corp., a New
----------------------------------------------------------------
Jersey Corporation, originally filed on December 7, 1995 in the
------------------
Superior Court of New Jersey, Law Division, Middlesex County, Docket No. MID-L-10623-95, and removed to the United States District Court for the District of New Jersey, Case No.96-916
(MTB). Reported on Form 10-K for the period ended December 31, 1996. On May 2, 1997, the District Court granted the bank's motion for summary judgment as to the plaintiff's federal claims under the Truth in Savings Act and remanded the remainder of the plaintiffs' claims back to the state court.

3.  Cushman & Wakefield of New Jersey, Inc. v. Alexander Summer
    -----------------------------------------------------------
Company and United Jersey Bank. Filed December 26, 1989 in the
-------------------------------
Superior Court of New Jersey, Bergen County, Docket No. L-000012-90; cross-appealed to the Superior Court of New Jersey, Appellate Division, Docket No. A-1531-94 (T1); petition to the New Jersey Supreme Court for certification, Docket number 43,333. Reported on Form 10-K for the period ended December 31, 1996. On April 28, 1997, the New Jersey Supreme Court granted the Bank's petition for certification.

ITEM 2.  CHANGES IN SECURITIES.
-------------------------------
(a) At the annual meeting of shareholders of the Company held on April 18, 1997 the shareholders of the Company approved a proposal to amend the Restated Certificate of Incorporation of the Company to increase authorized Common Stock, $1.20 par value, from 130 million shares to 260 million shares.

(c) On March 20, 1997, Summit Capital Trust ("Trust"), a statutory business trust created under the laws of the State of Delaware and wholly-owned subsidiary of the Company, issued $150.0 million of 8.4 percent Capital Trust Pass-through Securities, representing undivided beneficial interests in the assets of the Trust ("Capital Securities"), and $4.6 million of
8.4 percent Common Securities, representing undivided beneficial interest in the assets of the Trust ("Common Securities") (collectively, the Capital Securities and Common Securities are referred to as the "Trust Securities"). The Trust used the proceeds received from the sale of the Trust Securities to purchase $154.6 million of 8.4 percent Junior Subordinated Deferrable Interest Debentures due 2027 issued by the Company ("Subordinated Debentures"). The Trust was created solely for the purpose of investing the proceeds received for the sale of the Trust Securities in the Subordinated Debentures. The Trust Securities and Subordinated Debentures were issued in reliance on an exemption from the provisions of Section 5 of the Securities Act of 1933 provided by Section (4)(2) thereof.

The Capital Securities were sold through Salomon Brothers, Inc., Citicorp Securities, Inc., Lehman Brothers, Inc. and Merrill Lynch, Peirce, Fenner & Smith, Incorporated (The "Initial Purchasers") to "Qualified Institutional Buyers" ("QIBs") as defined in Rule 144A under the Securities Act. The Company paid underwriting compensation of $1.5 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------
The annual meeting of the shareholders of Summit Bancorp. was held April 18, 1997. The following is a brief description of each matter voted on at the meeting.

PROPOSAL 1 - ELECTION OF DIRECTORS
----------------------------------
The following Directors were nominated for election to the Board of Directors as Class I Directors for a three year term: James
C. Brady, Jr., T.J. Dermot Dunphy, Fred G. Harvey, Francis J.
Mertz, T. Joseph Semrod and Douglas G. Watson.

PROPOSAL 2 - AMENDMENT TO THE RESTATED CERTIFICATE OF
-----------------------------------------------------
INCORPORATION OF SUMMIT BANCORP.
--------------------------------

Shareholders were presented with a proposal to approve an amendment to the Summit Bancorp. Restated Certificate of Incorporation increasing authorized Common Stock from 130 million to 260 million shares.

PROPOSAL 3 - INDEPENDENT ACCOUNTANTS
------------------------------------

Shareholders were presented with a proposal to ratify the selection of KPMG Peat Marwick LLP, independent certified public accountants, to audit the consolidated financial statements of Summit Bancorp. and its subsidiaries for the year ending
December 31, 1997.

The results of the voting at the annual meeting were as follows:

                                       				 SHARES
                                  -----------------------------
PROPOSAL                           FOR               WITHHELD
----------------------------------------------------------------
1 - Election of Directors
	James C. Brady, Jr.          81,355,793             955,107
	T.J. Dermot Dunphy           81,415,521             895,379
	Fred G. Harvey               81,416,583             894,317
	Francis J. Mertz             81,437,978             872,922
	T. Joseph Semrod             81,364,734             946,166
	Douglas G. Watson            78,004,883           4,306,017


                            				     FOR     AGAINST    ABSTAIN
                               --------------------------------
2 - Amendment to Restated
    Certificate of Incorporation
    of Summit Bancorp. increasing
    authorized Common Stock from
    130 million to 260
    million shares              77,015,248   4,634,347   661,305

3 - Independent Accountants     81,562,664     340,955   407,281

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

(a)         Exhibits
            --------
(10) EE.(v) Amendment to form of Termination Agreement
            between Summit Bancorp. and various executive officers.

(27)        Summit Bancorp. financial data schedule -  March 31,
            1997

(b)         Reports on Form 8-K
            -------------------
In a current report on Form 8-K dated February 27, 1997, the Company under Item 5, Other Events, and Item 7, Financial Statements and Exhibits, reported the execution of an Agreement and Plan of Merger, dated February 27, 1997, among Collective Bancorp, Inc. and Summit Bancorp. and a meeting with investment analysts in connection therewith.

In a current report on Form 8-K dated March 7, 1997, the Company under Item 5, Other Events, and Item 7, Financial Statements and
Exhibits, filed certain consolidated financial statements and other materials from the Company's 1996 Annual Report to Shareholders.

                        SIGNATURES
                        ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       			   SUMMIT BANCORP.
                          ---------------------
		                              Registrant




DATE:   May 13, 1997  BY:  /s/ WILLIAM J. HEALY
								                  ----------------------
		                             William J. Healy
              	   Executive Vice President and Comptroller
      		     (Duly Authorized Officer and Chief Accounting Officer)

                       EXHIBIT INDEX
                       -------------


Exhibit No.             Description
--------------------------------------------------

(10)  EE.(v) Amendment to form of Termination Agreement
             between Summit Bancorp. and various executive officers.

(27)         Summit Bancorp. financial data schedule -
             March 31, 1997