Form 10-Q
period 1997-06-30
SUMMIT BANCORP/NJ/
filed 1997-08-14
CIK 101320

===========================================================

                         FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1997
                              -----------------------------
                            or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  ---------------
Commission File Number:             1-6451
                       -------------------------------------

                      SUMMIT BANCORP.
------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

New Jersey                                        22-1903313
------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)           Identification No.)

301 Carnegie Center
P.O. Box 2066, Princeton, New Jersey              08543-2066
------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

                      (609) 987-3200
------------------------------------------------------------
   (Registrant's telephone number, including area code)


------------------------------------------------------------
   (Former name, former address and former fiscal year,
                if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     [X] Yes   [ ] No

As of July 31, 1997 there were 98,804,001 shares of common
           stock, $1.20 par value, outstanding.

============================================================

                              SUMMIT BANCORP.

                                FORM 10-Q

                                  INDEX


                                                         Page No.

Part I	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets -
	    June 30, 1997, December 31, 1996 and June 30, 1996....	2

	Consolidated Statements of Income -
	    Three and Six Months Ended June 30, 1997 and 1996.....	3

	Consolidated Statements of Cash Flows -
	    Six Months Ended June 30, 1997 and 1996...............	4

	Consolidated Statements of Shareholders' Equity -
	    Six Months Ended June 30, 1997 and 1996...............	5

	Consolidated Average Balance Sheets With Resultant
     Interest and Rates -	 Six Months Ended
     June 30, 1997 and 1996................................	6

	Notes to Consolidated Financial Statements................	7


Item 2.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations	.............. 10

Part II.	Other Information.

Item 1.	Legal Proceedings.................................	20

Item 2.	Changes in Securities.............................	20

Item 3.	Defaults Upon Senior Securities...................	20

Item 4.	Submission of Matters to a Vote of Security
        Holders...........................................	20

Item 5.	Other Information.................................	20

Item 6.	Exhibits and Reports on Form 8-K..................	20

        Signature......................................... 22

     	  Exhibit Index.....................................	23



                                                     SUMMIT BANCORP.
                                               CONSOLIDATED BALANCE SHEETS
                                                        Unaudited
                                                 (dollars in thousands)

                                                                                 June 30,     December 31,     June 30,
                                                                                   1997           1996           1996
                                                                              -------------   ------------   ------------

Assets
Cash and due from banks                                                    $     1,071,612 $    1,256,684 $    1,317,647
Federal funds sold and securities purchased
under agreements to resell                                                         127,900        111,143         62,517
Interest bearing deposits with banks                                                 6,879         24,825         21,269
Securities:
   Trading account securities                                                       43,407         26,376         16,271
   Securities available for sale                                                 3,244,827      2,670,414      2,370,337
   Securities held to maturity                                                   3,056,667      3,217,384      3,309,518
                                                                              -------------   ------------   ------------
Total securities                                                                 6,344,901      5,914,174      5,696,126
Loans (net of unearned discount):
   Commercial                                                                    5,699,602      5,266,665      5,402,011
   Commercial mortgage                                                           2,379,701      2,313,610      2,391,417
   Residential mortgage                                                          3,832,131      3,795,752      3,633,411
   Consumer                                                                      3,775,424      3,443,568      3,322,828
                                                                              -------------   ------------   ------------
        Total loans                                                             15,686,858     14,819,595     14,749,667
   Less: Allowance for loan losses                                                 280,913        267,719        276,017
                                                                              -------------   ------------   ------------
        Net loans                                                               15,405,945     14,551,876     14,473,650
                                                                              -------------   ------------   ------------
Premises and equipment                                                             199,767        204,953        212,337
Accrued interest receivable                                                        144,806        140,368        106,252
Due from customers on acceptances                                                   13,852         15,671         17,799
Other assets                                                                       482,458        448,318        479,190
                                                                              -------------   ------------   ------------
Total Assets                                                               $    23,798,120 $   22,668,012 $   22,386,787
                                                                              =============   ============   ============


Deposits:
    Non-interest bearing demand deposits                                   $     4,163,859 $    3,984,366 $    3,817,786
    Interest bearing deposits:
        Savings and time deposits                                               13,847,540     13,779,803     13,590,365
        Commercial certificates of deposit $100,000 and over                       663,712        610,817        790,315
                                                                              -------------   ------------   ------------
            Total deposits                                                      18,675,111     18,374,986     18,198,466
                                                                              -------------   ------------   ------------
Other borrowed funds                                                             1,795,725      1,338,734      1,561,358
Accrued expenses and other liabilities                                             258,232        271,510        309,013
Accrued interest payable                                                            57,931         50,261         47,507
Bank acceptances outstanding                                                        13,852         15,671         17,799
Long-term debt                                                                     905,557        689,977        392,863
                                                                              -------------   ------------   ------------
Total liabilities                                                               21,706,408     20,741,139     20,527,006
Shareholders' equity:
   Preferred stock: Series B and C                                                       -              -         42,620
   Common stock par value $1.20:  Authorized 260,000,000 shares;
        issued and outstanding 98,722,561 at June 30, 1997; 93,962,565
        at December 31, 1996 and 93,712,791 at June 30, 1996                       118,467        112,755        112,455
    Surplus                                                                        932,461        881,483        874,976
    Retained earnings                                                            1,037,551        927,672        838,416
    Net unrealized gain (loss) on securities, net of tax                             3,233          4,963         (8,686)
                                                                              -------------   ------------   ------------
Total shareholders' equity                                                       2,091,712      1,926,873      1,859,781
                                                                              -------------   ------------   ------------
Total Liabilities and Shareholders' Equity                                 $    23,798,120 $   22,668,012 $   22,386,787
                                                                              =============   ============   ============

See accompanying Notes to Consolidated Financial Statements.

                                 -2-



                              SUMMIT BANCORP.
                    CONSOLIDATED STATEMENTS OF INCOME
                                 Unaudited
             (dollars in thousands, except per share data)
                                                                                   Six Months Ended          Three Months Ended
                                                                                        June 30,                    June 30,
                                                                              -------------------------   -------------------------
                                                                                  1997          1996          1997          1996
                                                                              -----------   -----------   -----------   -----------
Interest Income
Loans                                                                       $    629,188  $    591,315  $    319,850  $    296,186
Securities:
   Trading account securities                                                      1,104           919           731           351
   Securities available for sale                                                  94,672        76,535        49,970        37,324
   Securities held to maturity                                                    98,953       102,805        48,855        51,266
                                                                              -----------   -----------   -----------   -----------
     Total securities                                                            194,729       180,259        99,556        88,941
Federal funds sold and securities purchased under agreements to resell             1,525         1,613           648           498
Deposits with banks                                                                  392           412           218           221
                                                                              -----------   -----------   -----------   -----------
     Total interest income                                                       825,834       773,599       420,272       385,846
                                                                              -----------   -----------   -----------   -----------
Interest Expense
  Savings and time deposits                                                      248,903       242,920       124,495       119,319
  Commercial certificates of deposit $100,000 and over                            17,884        20,901         9,497        10,360
  Borrowed funds, including long-term debt                                        71,462        55,677        38,752        28,057
                                                                              -----------   -----------   -----------   -----------
      Total interest expense                                                     338,249       319,498       172,744       157,736
                                                                              -----------   -----------   -----------   -----------
      Net interest income                                                        487,585       454,101       247,528       228,110
  Provision for loan losses                                                       29,000        31,000        14,500        15,500
                                                                              -----------   -----------   -----------   -----------
      Net interest income after provision for loan losses                        458,585       423,101       233,028       212,610
                                                                              -----------   -----------   -----------   -----------
Non-Interest Income
  Service charges on deposit accounts                                             52,656        47,837        26,385        24,381
  Service and loan fee income                                                     22,698        20,695        11,980        10,126
  Trust income                                                                    22,697        18,812        11,368         9,569
  Securities gains                                                                 2,217         2,263         1,077         1,506
  Other                                                                           32,571        31,494        16,593        17,256
                                                                              -----------   -----------   -----------   -----------
      Total non-interest income                                                  132,839       121,101        67,403        62,838

Non-Interest Expenses
  Salaries                                                                       130,749       125,022        66,139        62,030
  Pension and other employee benefits                                             43,897        44,044        20,848        20,117
  Occupancy, net                                                                  33,177        38,474        16,322        18,233
  Furniture and equipment                                                         35,316        31,672        18,480        16,039
  Communications                                                                  15,704        14,854         7,870         7,602
  Advertising and public relations                                                 9,972         7,932         5,400         4,200
  Deposit insurance premiums                                                       1,789         2,465           884         1,239
  Restructuring charges                                                           26,500       110,700             -             -
  Other                                                                           55,948        57,196        27,857        30,164
                                                                              -----------   -----------   -----------   -----------
     Total non-interest expenses                                                 353,052       432,359       163,800       159,624
                                                                              -----------   -----------   -----------   -----------
     Income before income taxes                                                  238,372       111,843       136,631       115,824
  Federal and state income taxes                                                  83,012        38,718        47,756        40,460
                                                                              -----------   -----------   -----------   -----------
Net Income                                                                  $    155,360  $     73,125  $     88,875  $     75,364
                                                                              ===========   ===========   ===========   ===========

Net Income per Common Share                                                 $       1.58  $       0.77  $       0.90  $       0.80
                                                                              ===========   ===========   ===========   ===========

Average Common Shares Outstanding (in thousands)                                  98,433        93,354        98,593        93,574
                                                                              ===========   ===========   ===========   ===========

See accompanying Notes to Consolidated Financial Statements.

                                         SUMMIT BANCORP.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            Unaudited
                                      (dollars in thousands)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                       ---------------------------
                                                                                            1997          1996
                                                                                       ------------- -------------
 Operating activities
   Net income                                                                         $     155,360 $      73,125
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses and other real estate owned                                 29,500        33,204
       Depreciation, amortization and accretion, net                                         31,965        19,502
       Restructuring charges                                                                 26,500       110,700
       Gains on sales of trading account securities and securities available for sale        (1,243)       (2,369)
       Gains on sales of mortgages held for sale                                             (2,939)       (1,935)
       Gains on sales of other real estate owned                                             (1,094)         (869)
       Proceeds from sales of other real estate owned                                        10,247        13,265
       Proceeds from sales of mortgages held for sale                                       172,826        55,298
       Originations of mortgages held for sale                                             (168,763)      (84,034)
       (Increase) decrease in trading account securities                                    (18,005)       12,472
       (Increase) decrease in accrued interest receivable and other assets                  (24,613)        1,866
       Decrease in accrued interest payable, accrued
         expenses and other liabilities                                                     (42,704)      (53,760)
                                                                                       ------------- -------------
         Net cash provided by operating activities                                          167,037       176,465
                                                                                       ------------- -------------
 Investing activities
   Purchases of securities held to maturity                                                (176,182)     (502,679)
   Purchases of securities available for sale                                            (1,201,203)     (279,430)
   Proceeds from maturities of securities held to maturity                                  346,917       344,080
   Proceeds from maturities of securities available for sale                                342,766       246,999
   Proceeds from sales of securities available for sale                                     442,898        86,806
   Net (increase) decrease in Federal funds sold and securities purchased under
         agreements to resell                                                               (16,757)      112,458
   Net decrease (increase) in interest bearing deposits with banks                           18,044        (2,940)
   Net increase in loans                                                                   (447,753)     (349,151)
   Purchases of premises and equipment, net                                                  (6,384)      (13,025)
                                                                                       ------------- -------------
         Net cash used in investing activities                                             (697,654)     (356,882)
                                                                                       ------------- -------------
 Financing activities
   Net decrease in deposits                                                                (251,586)     (295,960)
   Net increase in short-term borrowings                                                    424,243       513,665
   Principal payments on long-term debt                                                     (28,274)      (31,999)
   Proceeds from issuance of long-term debt                                                  81,500             -
   Proceeds from issuance of capital trust pass-through securities                          150,000             -
   Dividends paid                                                                           (69,278)      (69,948)
   Proceeds from issuance of common stock under dividend
     reinvestment and other stock plans                                                      17,148        19,642
                                                                                       ------------- -------------
         Net cash provided by financing activities                                          323,753       135,400
                                                                                       ------------- -------------
Decrease in cash and due from banks                                                        (206,864)      (45,017)
Begining cash balance of acquired entities                                                   21,792        24,946
Cash and due from banks at beginning of period                                            1,256,684     1,337,718
                                                                                       ------------- -------------
Cash and due from banks at end of period                                              $   1,071,612 $   1,317,647
                                                                                       ============= =============

Supplemental disclosure of cash flow information
Cash paid:
     Interest payments                                                                $     330,579 $     317,558
     Income tax payments                                                                    100,870        73,545
Noncash investing activities:
    Net transfer of loans to other real estate owned                                          7,157        17,240

See accompanying Notes to Consolidated Financial Statements.


                                                         SUMMIT BANCORP.
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                            Unaudited
                                                      (dollars in thousands)

                                                                                                          Net          Total
                                                       Preferred   Common                 Retained    Unrealized    Shareholders'
                                                        Stock       Stock      Surplus    Earnings    Gain (Loss)     Equity
                                                       --------   ---------   ---------   ---------   -----------   -----------
Balance, December 31, 1995                           $  42,620  $  106,165  $  826,788  $  821,579  $      5,164  $  1,802,316
Balances at beginning of period of immaterial
  pooled acquisitions (4,353,085 shares)                     -       5,224      29,612      14,054          (567)       48,323
   Net income                                                -           -           -      73,125             -        73,125
   Cash dividends declared:
      Preferred stock                                        -           -           -      (1,278)            -        (1,278)
      Common stock                                           -           -           -     (69,064)            -       (69,064)
   Common stock issued:
      Dividend reinvestment and other stock plans
       (280,657 shares)                                      -         337      10,011           -             -        10,348
      Exercise of stock options, net (608,021 shares)        -         729       8,565           -             -         9,294
   Change in unrealized gain (loss) on securities,
      net of tax                                             -           -           -           -       (13,283)      (13,283)
                                                       --------   ---------   ---------   ---------   -----------   -----------
Balance, June 30, 1996                               $  42,620  $  112,455  $  874,976  $  838,416  $     (8,686) $  1,859,781
                                                       ========   =========   =========   =========   ===========   ===========
Balance, December 31, 1996                           $       -  $  112,755  $  881,483  $  927,672  $      4,963  $  1,926,873
Balances at beginning of period of immaterial
  pooled acquisition (4,031,051 shares)                      -       4,837      34,705      25,562          (278)       64,826
   Net income                                                -           -           -     155,360             -       155,360
   Cash dividends declared on common stock                   -           -           -     (71,043)            -       (71,043)
   Common stock issued:
      Dividend reinvestment and other stock plans
       (120,671 shares)                                      -         145       5,290           -             -         5,435
      Exercise of stock options, net (608,274 shares)        -         730      10,983           -             -        11,713
   Change in unrealized gain (loss) on securities,
      net of tax                                             -           -           -           -        (1,452)       (1,452)
                                                       --------   ---------   ---------  ----------   -----------   -----------
Balance, June 30, 1997                               $       -  $  118,467  $  932,461  $1,037,551 $      3,233  $  2,091,712
                                                       ========   =========   =========  ==========   ===========   ===========

See accompanying Notes to Consolidated Financial Statements.


                                         SUMMIT BANCORP.
            CONSOLIDATED AVERAGE BALANCE SHEETS WITH RESULTANT INTEREST AND RATES
                                            Unaudited
                           (Tax-equivalent basis, dollars in thousands)

                                                                         Six Months Ended June 30,
                                                       ---------------------------------------------------------------
                                                                   1997                              1996
                                                       -----------------------------     -----------------------------
                                                         Average             Average       Average             Average
                                                         Balance   Interest    Rate        Balance   Interest    Rate
                                                       ----------- --------- -------     ----------- --------- -------
Assets
Interest earning assets:
  Federal funds sold and securities purchased
    under agreements to resell                        $    56,944 $   1,525    5.40 %   $    51,465 $   1,613    6.30 %
  Interest bearing deposits with banks                     14,163       392    5.58          15,937       412    5.20
  Securities:
    Trading account securities                             34,623     1,138    6.63          34,400       935    5.47
    Securities available for sale                       3,021,464    94,836    6.28       2,480,825    76,535    6.17
    Securities held to maturity                         3,184,005   102,288    6.43       3,386,768   107,564    6.35
                                                       ----------- --------- -------     ----------- --------- -------
      Total securities                                  6,240,092   198,262    6.35       5,901,993   185,034    6.27
                                                       ----------- --------- -------     ----------- --------- -------
  Loans:
    Commercial                                          5,516,401   232,944    8.52       5,340,008   221,965    8.36
    Commercial mortgage                                 2,391,376   103,683    8.67       2,434,095   104,440    8.58
    Residential mortgage                                3,841,489   142,499    7.42       3,545,999   131,933    7.44
    Consumer                                            3,652,623   152,828    8.44       3,206,077   135,319    8.49
                                                       ----------- --------- -------     ----------- --------- -------
      Total loans                                      15,401,889   631,954    8.27      14,526,179   593,657    8.22
                                                       ----------- --------- -------     ----------- --------- -------
      Total interest earning assets                    21,713,088   832,133    7.73      20,495,574   780,716    7.66
                                                       ----------- --------- -------     ----------- --------- -------
Non-interest earning assets:
  Cash and due from banks                                 985,385                         1,141,418
  Allowance for loan losses                              (284,104)                         (290,257)
  Other assets                                            841,586                           799,831
                                                       -----------                       -----------
      Total non-interest earning assets                 1,542,867                         1,650,992
                                                       -----------                       -----------
Total Assets                                          $23,255,955                       $22,146,566
                                                       ===========                       ===========
Liabilities and Shareholders' Equity
Interest bearing liabilities:
  Savings deposits                                    $ 8,210,872   104,070    2.56     $ 8,061,975   100,581    2.51
  Time deposits                                         5,702,569   144,833    5.12       5,590,660   142,339    5.12
  Commercial certificates of deposit
    $100,000 and over                                     680,197    17,884    5.30         789,150    20,901    5.33
                                                       ----------- --------- -------     ----------- --------- -------
      Total interest bearing deposits                  14,593,638   266,787    3.69      14,441,785   263,821    3.67
                                                       ----------- --------- -------     ----------- --------- -------
  Commercial paper                                         44,076     1,165    5.33          42,858     1,108    5.20
  Other borrowed funds                                  1,534,318    42,587    5.60       1,481,996    39,206    5.32
  Long-term debt                                          792,666    27,710    6.99         403,056    15,363    7.62
                                                       ----------- --------- -------     ----------- --------- -------
      Total interest bearing liabilities               16,964,698   338,249    4.02      16,369,695   319,498    3.92
                                                       ----------- --------- -------     ----------- --------- -------
Non-interest bearing liabilities:
  Demand deposits                                       3,909,928                         3,574,698
  Other liabilities                                       337,248                           344,049
                                                       -----------                       -----------
      Total non-interest bearing liabilities            4,247,176                         3,918,747
                                                       -----------                       -----------
Total Shareholders' Equity                              2,044,081                         1,858,124
                                                       -----------                       -----------
Total Liabilities and Shareholders' Equity            $23,255,955                       $22,146,566
                                                       =========== ---------             =========== ---------
Net Interest Income (tax-equivalent basis)                          493,884    3.71 %                 461,218    3.74 %
                                                                   --------- =======                 --------- =======
Tax-equivalent basis adjustment (based on a
     Federal income tax rate of 35%)                                 (6,299)                           (7,117)
                                                                   ---------                         ---------
Net Interest Income                                               $ 487,585                         $ 454,101
                                                                   =========                         =========
Net Interest Income as a Percent of Interest
  Earning Assets (tax-equivalent basis)                                        4.59 %                            4.53 %
                                                                             =======                           =======

See accompanying Notes to Consolidated Financial Statements.



                    SUMMIT BANCORP.
       Notes to Consolidated Financial Statements
                     (Unaudited)



1.) Basis of Presentation

The accompanying financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of Summit Bancorp. (the "Company"), the results of its operations, changes in shareholders' equity and changes in its cash flows. In all material respects, the financial statements presented comply with the current reporting requirements of supervisory authorities. Certain prior period amounts have been reclassified for comparative purposes. For additional information and disclosures required under generally accepted accounting principles ("GAAP"), reference is made to the registrant's 1996 Annual Report on Form 10-K.

The Company currently calculates earnings per share in accordance with Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share." Earnings per share is calculated by dividing net income, less the dividends on preferred stocks, by the average daily number of common shares outstanding during the period. Common stock equivalents are not included in the calculation as they have no material dilutive effect.

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

On August 1, 1997, the Company completed the acquisition of Collective Bancorp, Inc. ("Collective") in an exchange of .895 shares of the Company's common stock for each share of Collective common stock. As of June 30, 1997, Collective, which operated Collective Bank, had assets of $5.5 billion, loans of $2.9 billion and deposits of $3.5 billion, with over 80 branches in 15 counties located throughout New Jersey. The transaction will be accounted for as a pooling of interests. At June 30, 1997, there were approximately 20.5 million of Collective shares issued and outstanding. Combined condensed consolidated results of operations, which are based upon unaudited consolidated financial statements of the Company and Collective for the six and three months ended June 30, 1997, were as follows:


                         		Six Months  Ended		Three Months  Ended
		                             June 30, 1997      		June 30, 1997
                           -----------------  -------------------
	Net Interest Income:
	  Summit Bancorp.                 	$487,585           		$247,528
	  Collective                        	79,244              		39,286
                                    --------              --------
	    Combined                      	$566,829	            	$286,814
                                    ========              ========
	Net Income:
	Historical:
	  Summit Bancorp.(1)              	$155,360      	      	$ 88,87
	  Collective	                        32,180		              16,183
                                    --------              --------
	 Combined (2)	                     $187,540	            	$105,058
                                    ========              ========

	Earnings per share
	Historical:
	  Summit Bancorp (1).	           $     1.58		         $     0.90
	  Collective (fully diluted)	          1.57                	0.79
  	Combined (2)                        	1.61	               	0.90

(1) On March 1, 1997, Summit completed the acquisition of B.M.J. Financial Corp. This acquisition was accounted for as a pooling of interests, and was included in the financial statements as of January 1, 1997. In conjuntion with this acquisition, a restructuring charge of $26.5 million ($16.7 million or $.17 per common share after tax ) was recorded.

(2) Net income and earnings per share do not give effect to anticipated expenses and non-recurring charges related to the merger and the estimated effect of revenue enhancements and expense savings associated with the consolidation of operations of Summit Bancorp and Collective.

The combined condensed consolidated results of operations are not necessarily indicative of the results that would have occurred had the acquisition been consummated in the past or which may be attained in the future.

3.) Recent Accounting Pronouncements

On March 3, 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earning Per Share." SFAS No. 128 establishes new standards for the computation and presentation of earnings per share ("EPS") by simplifying the standards prescribed in APB Opinion No. 15. Under the new requirements, the Company will be required to present both basic and diluted EPS on the face of the income statement. Basic EPS will replace the current EPS terminology and continue to be computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS will include any additional common shares as if all potentially dilutive common shares were issued. The Company will be required to adopt SFAS No. 128 for the period ended December 31, 1997. All prior-period EPS data is required to be restated. The impact of adopting SFAS No. 128 is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL  CONDITION AND RESULTS OF OPERATIONS.

Summit Bancorp., (the "Company"), is a bank holding company located in Princeton, New Jersey. Effective August 1, 1997, the Company completed its acquisition of Collective Bancorp, Inc. a unitary savings and loan holding company and the sole shareholder of Collective Bank, a federally chartered savings
bank. See Note 2 to the financial statements.    Including the
August 1, 1997, acquisition of Collective, the Company owns three banks ("bank subsidiaries") and several active non-bank subsidiaries and currently ranks as the largest New Jersey-based bank holding company. The Company's bank subsidiaries provide a broad range of retail, commercial and private banking services as well as trust and investment services through a line of business approach to individuals, businesses, not-for-profit organizations, government entities and other financial institutions. These services are provided through an extensive branch network, including supermarket branches and private banking facilities, as well as through automated teller machines and personal computers.



FINANCIAL CONDITION

June 30, 1997 versus December 31, 1996

Total assets at June 30, 1997, were $23.8 billion, an increase of $1.1 billion or 5.0 percent from year-end 1996.
Approximately $676.0 million of this increase was the result of the first quarter acquisition of B.M.J. Excluding the impact of the B.M.J. acquisition, total assets increased $454.1 million, or 2.0 percent from year-end 1996 due to growth in interest-earning assets such as securities available for sale and commercial and consumer loans.

Securities held to maturity at June 30, 1997, were $3.1 billion and were comprised of $1.7 billion of U.S. Government and Federal agency securities, $205.6 million of state and political subdivision securities and $1.1 billion of other securities, predominately corporate collateralized mortgage obligations. These securities decreased $160.7 million or 5.0 percent from year-end 1996. The decrease was the result of $346.9 million in maturities, offset by $176.2 million in purchases and $14.4
million attributable to the B.M.J. acquisition.   At June 30,
1997, the aggregate market value of the held-to-maturity portfolio was $3.0 billion. The aggregate market value at December 31, 1996, was $3.2 billion.

At June 30, 1997, securities available for sale amounted to $3.2 billion and were comprised of $2.8 billion of U.S. Government and Federal agency securities, $13.7 million of state and political subdivision securities and $424.8 million of other securities. These securities increased $574.4 million or 21.5 percent from year-end 1996. For the first six months of 1997, $1.2 billion of securities were purchased and $163.9 million were acquired from B.M.J. These increases were offset by maturities of $342.8 million and sales of $442.9 million.

At June 30, 1997, total loans amounted to $15.7 billion and increased $867.3 million or 5.9 percent from year-end 1996. The acquisition of B.M.J. accounted for approximately $449.0 million of this increase, most of which growth was in commercial and consumer loans. Commercial loans at June 30, 1997, increased $432.9 million or 8.2 percent from year-end 1996 due to growth in both the middle market and asset based lending areas. Commercial mortgage loans increased $66.1 million or 2.9 percent, and residential mortgage loans increased $36.4 million or 1.0 percent from December 31, 1996. Consumer loans increased $331.9 million or 9.6 percent from year-end 1996 to $3.8 billion, due to growth in home equity lending and automobile financing.

Total deposits were $18.7 billion at June 30, 1997, an increase of $300.1 million or 1.6 percent from December 31, 1996, with most of this increase due to the acquisition of B.M.J. Demand deposits increased $179.5 million or 4.5 percent from year-end 1996 to $4.2 billion. Savings and time deposits increased $67.7 million or .5 percent from December 31, 1996, and remained at $13.8 billion. Commercial certificates of deposit $100,000 and over were $663.7 million, an increase of $52.9 million or 8.7 percent compared to December 31, 1996.

Borrowed funds, including long-term debt, at June 30, 1997, increased $672.6 million or 33.2 percent from December 31, 1996, to $2.7 billion. In the first quarter of 1997, the Company issued $150.0 million of 8.40 percent capital trust pass-through securities. The Company has used the proceeds from the issuance of these securities, which qualify as Tier I capital, for general corporate purposes. Most of the remaining increase in borrowed funds was in short-term borrowings which were used to fund growth in interest-earning assets, particularly in the commercial and consumer loan categories and securities available for sale.

Total shareholders' equity increased $164.8 million or 8.6 percent from December 31, 1996, to $2.1 billion. In addition to earnings, contributing to this increase in shareholders' equity was the B.M.J. acquisition, which added $64.8 million. As of June 30, 1997, the unrealized gain on securities, net of tax, recorded in equity amounted to $3.2 million, compared to an unrealized gain of $5.0 million at year-end 1996.

Capital ratios for June 30, 1997, as compared to select prior periods, are shown in the following table. The capital ratios from year-end 1996 were benefited by the first quarter issuance of the $150.0 million in capital trust pass-through securities.


                           		June 30,     	Dec. 31,    	June 30,
	Selected Capital  Ratios:	    1997        	 1996        	1996
                             -------       -------      -------
	     Equity to assets	        8.79%	        8.50%	       8.31%
	     Leverage ratio	          9.01	         8.06	        8.01
	     Tier I capital	         12.26	        11.09        10.75
	     Total capital	          14.83     	   13.75        13.42

Non-performing Loans and Other Real Estate Owned

Total non-performing loans and other real estate owned ("OREO") as well as non-performing loan ratios are shown in the following table as of June 30, 1997, December 31, 1996, and June 30, 1996.


	 Non-performing assets	June 30, 1997		Dec. 31, 1996		June 30,
1996

	Non-performing loans:
	 Commercial and industrial        	$  46,675  		$  54,308  		$  54,992
	 Construction	                        15,571     		31,901     		43,888
	 Real estate related                 	38,980     		45,877     		74,872
                                    ---------    ---------    ---------
	  Total non-performing loans	        101,226    		132,086    		173,752
 	OREO	                                18,088     		20,979     		23,262
                                    ---------    ---------    ---------
	  Total non-performing assets      	$119,314   		$153,065   		$197,014
                                    =========    =========    =========

	Non-performing loans to total loans   	0.65%	      	0.89%      		1.18%
	Non-performing assets to total
   loans and OREO                      	0.76   	    	1.03       		1.33

The average balance of non-performing loans for the six months ended June 30, 1997, was $114.9 million. Interest income received on non-performing loans amounted to $1.3 million for the six months ended June 30, 1997. Certain loans, primarily consumer and residential mortgage loans, which are 90 days past due are not included in non-performing loans because they are well collateralized and in the process of collection. These loans amounted to $52.5 million at June 30, 1997, compared to $60.6 million and $53.8 million at December 31, 1996, and June 30, 1996, respectively.

Allowance for Loan Losses

The allowance for loan losses at June 30, 1997, was $280.9 million, or 1.79 percent of loans, compared to $267.7 million or
1.81 percent of loans at December 31, 1996, and $276.0 million or 1.87 percent of loans at June 30, 1996. For the six months ended June 30, 1997, net charge offs were $24.5 million, or .32 percent of average loans compared to $40.4 million, or .56 percent of average loans in the first six months of 1996. For the quarter ended June 30, 1997, net charge offs amounted to $10.6 million, or .27 percent of average loans compared to $20.1 million, or .55 percent of average loans for the second quarter of 1996. The coverage of non-performing loans at June 30, 1997, was 277.51 percent, compared to 202.69 percent and 158.86 percent at year-end 1996 and June 30, 1996, respectively.

Transactions in the allowance for loan losses are shown in the following table (dollars in thousands):


    Six Months Ended June 30,
		 1997 		 1996

    Balance, January 1                        $ 267,719     	  $279,034
        Acquisition adjustments, net             	8,719		         6,342
        Provision charged to expense	            29,000	 	       31,000
                                                -------         -------
	                          	                    305,438  		     316,376
                                                -------         -------
        Less charge offs:
           Commercial and industrial             14,430	 	       21,998
           Construction and development           2,871		         6,895
           Commercial mortgage                    4,454	 	       13,208
           Residential mortgage                   1,312		         2,309
           Consumer                              17,102 		        7,460
                                                 ------          ------
              Total charge offs                  40,169	 	       51,870
                                                 ------          ------
        Add recoveries:
           Commercial and industrial	             7,534 	         6,726
           Construction and development	          3,225		         1,856
           Commercial mortgage	                     832	            605
           Residential mortgage	                    593	            375
           Consumer	                              3,460	 	        1,949
                                                 ------          ------
              Total recoveries	                  15,644  	       11,511
                                                 ------          ------
        Net charge offs        	                 24,525		        40,359
                                                 ------          ------
	   Balance, June 30        	                 $ 280,913		      $276,017
                                                =======         =======

A standardized process has been established to assess the adequacy of the allowance for loan losses and to identify the risks inherent in the loan portfolio. This process incorporates credit reviews and gives consideration to areas of exposure such as concentrations of credit, economic and industry conditions, trends in delinquencies and collections, collateral coverage, and the composition of the performing and non-performing loan portfolios. The allowance for loan losses is maintained at a level that management believes to be adequate to absorb anticipated loan losses. The unallocated portion of the allowance for loan losses, in excess of specific and general reserves, was $146.7 million at June 30, 1997, compared to $133.2 million at December 31, 1996.

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 1997, was $88.9 million compared to $75.4 million for the second quarter of 1996. On a per share basis, net income for the three months ended June 30, 1997, was $.90 compared to $.80 for the same period in 1996.

For the six months ended June 30, 1997, net income amounted to $155.4 million, or $1.58 per share compared to $73.1 million, or $.77 per share for the six months ended June 30, 1996. The six months ended June 30, 1997, includes a first quarter non-recurring restructuring charge of $26.5 million, $16.7 million or $.17 per share, after-tax, related to the B.M.J. acquisition. The results for the six months ended June 30, 1996, also include first quarter non-recurring merger-related restructuring charges of $110.7 million, $70.0 million or $.75 per share, after-tax, primarily related to the acquisitions of The Summit Bancorporation, Flemington, and Garden State. Included in the 1996 charges were expenses recorded in conjunction with an announced agreement to open 70 in-store supermarket branches. Excluding the effects of the non-recurring restructuring charges, net income would have been $172.0 million or $1.75 per share for the first six months of 1997, and $143.1 million or $1.52 per share for the prior year period, a 15.1 percent increase. Key performance indicators are as follows:

                                     	June 30, 1997    		June 30, 1996
                                      -------------      -------------
	FOR THE THREE MONTHS ENDED:
	Earnings per share	                        $  0.90 		         $  0.80
	Return on:
	  Average assets                             	1.52%             	1.37%
	  Average common equity	                     17.24            		16.72
	Efficiency ratio	                            51.49             	53.86

	FOR THE SIX MONTHS ENDED:
	Before restructuring charges
	Earnings per share               	         $  1.75	 	         $  1.52
	Return on:
	  Average assets                             	1.49%            		1.30%
	  Average common equity	                     16.97 		           15.71
	Efficiency ratio	                            51.84            		54.72

	After restructuring charges
	Earnings per share	                        $  1.58		          $  0.77
	Return on:
	  Average assets                             	1.35%	            	0.66%
	  Average common equity	                     15.33             		7.96

Net interest spread

Interest income on a tax-equivalent basis was $832.1 million for the six months ended June 30, 1997, an increase of $51.4 million, or 6.6 percent, compared to the prior year period. Interest-earning assets averaged $21.7 billion, an increase of $1.2 billion, or 5.9 percent compared to the prior year period. This increase in interest-earning assets contributed $44.6 million to interest income.

Interest expense increased $18.8 million, or 5.9 percent, for the six months ended June 30, 1997, compared to the same period in 1996. Interest-bearing liabilities averaged $17.0 billion, an increase of $595.0 million, or 3.6 percent, from the prior year period. This increase in interest-bearing liabilities contributed $11.0 million to the increase in interest expense.

Net interest income on a tax-equivalent basis was $493.9 million for the six months ended June 30, 1997, an increase of $32.7 million, or 7.1 percent, compared to the same period in 1996. The net interest spread percentage on a tax-equivalent basis (the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities) was 3.71 percent for the six months ended June 30, 1997, compared to 3.74 percent for the prior year period. Net interest margin (net interest income on a tax-equivalent basis as a percentage of average interest earning assets) was 4.59 percent during the first six months of 1997 compared to 4.53 percent during the same period in 1996. The increase in net interest margin was attributable to an increase in non-interest bearing funds.

Asset and liability management efforts involve the use of certain derivative financial instruments for purposes of stabilizing net interest income in a changing interest rate environment. At June 30, 1997, the derivative financial instruments portfolio consisted primarily of interest rate swaps, caps and floors with notional values of $396.0 million, $950.0 million and $430.0 million, respectively. These derivatives resulted in a net interest income reduction of $1.0 million for the first six months of 1997 compared to a reduction of $1.6 million through the first two quarters of 1996. The cost to terminate these contracts at June 30, 1997, would have been $1.2 million compared to $3.7 million at June 30, 1996.

As a result of continued improvement in asset quality, the quarterly provision for loan losses for 1997 was $14.5 million, a decrease of $1.0 million compared with $15.5 million for the same period a year ago.

Non-interest income

Non-interest income for the second quarter of 1997 totaled $67.4 million, an increase of $4.6 million, or 7.3 percent, compared with the second quarter of 1996. Excluding securities gains, total non-interest income was $66.3 million for the second quarter of 1997, an increase of $5.0 million, or 8.1 percent, from the prior year quarter. For the six months ended June 30, 1997, non-interest income totaled $132.8 million, an increase of $11.7 million, or 9.7 percent from the prior year period. Excluding securities gains, total non-interest income was $130.6 million for the six months ended June 30, 1997, an increase of $11.8 million, or 9.9 percent, from the prior year period.

For the second quarter of 1997, service charges on deposits were $26.4 million, an increase of $2.0 million or 8.2 percent compared with the second quarter of 1996. On a year-to-date basis, 1997 service charges on deposit accounts have increased $4.8 million, or 10.1 percent as compared to the same period in 1996. These increases were primarily attributable to higher fee income from business and personal demand deposit accounts. Fee income on demand deposit accounts increased primarily as a result of a larger customer base in 1997 when compared to 1996.

Service and loan fee income for the second quarter of 1997 was $12.0 million, an increase of $1.9 million or 18.3 percent compared with the second quarter of 1996. On a year-to-date basis, 1997 service and loan fee income has increased $2.0 million, or 9.7 percent as compared to the same period in 1996. These increases are attributable to higher fee income on commercial loans, merchant credit card and consumer debit card processing, partially offset by a decline in mortgage origination fees.

Trust fee income for the second quarter of 1997 was $11.4 million, an increase of $1.8 million or 18.8 percent compared with the second quarter of 1996. For the six months ended June 30, 1997, trust fee income amounted to $22.7 million, an increase of $3.9 million or 20.7 percent compared to the prior year period. These increases are primarily due to higher fee income from mutual funds.

For the second quarter of 1997, net gains of $1.1 million on the sales and early redemptions of securities were realized compared with net gains of $1.5 million in the second quarter of 1996. On a year-to-date basis, securities gains were $2.2 million, compared to $2.3 million during the first six months of 1996.

For the three months ended June 30, 1997, other income decreased $.7 million, or 3.8 percent as compared to the second quarter of 1996. For the six months ended June 30, 1997, other income amounted to $32.6 million, an increase of $1.1 million, or 3.4 percent as compared to the prior year period. The year-to-date increase was primarily attributable to ATM access fees, international fees and gains on the disposition of assets, partially offset by declines in brokerage, ATM service and official check fee income.

Non-interest expenses

Non-interest expenses for the second quarter of 1997 totaled $163.8 million compared to $159.6 for the second quarter of 1996, representing an increase of $4.2 million, or 2.6 percent. For the first six months of 1997, non-interest expenses amounted to $353.1 million, compared to $432.4 million for the prior year period. Non-interest expenses for the first six months of 1997 and 1996 included restructuring charges of $26.5 million and $110.7 million, respectively. Excluding these restructuring charges, non-interest expenses increased $4.9 million, or 1.5 percent for the first six months of 1997 when compared to the prior year period.

Salaries expense for the second quarter of 1997 was $66.1 million, which increased $4.1 million, or 6.6 percent from the prior year period. On a year-to-date basis, salaries expense for 1997 amounted to $130.7 million, an increase of $5.7 million, or 4.6 percent from a year ago. For the second quarter of 1997, pension and other employee benefits increased $.7 million, or 3.6 percent, as compared to the second quarter of 1996. For the first six months of 1997, pension and other employee benefits decreased $.1 million, or .3 percent, as compared to the prior year period.

Occupancy expenses for the second quarter of 1997 decreased $1.9 million, or 10.5 percent, compared to the prior year period. On a year-to-date basis, occupancy expenses for 1997 decreased $5.3 million, or 13.8 percent as compared to 1996. These decreases were due in part to the lower rental and maintenance expenses associated with the 343 full-service branches operated at June 30, 1997, as compared to 357 full-service branches operated at June 30, 1996. In addition, the year-to-date decrease was partially attributable to the expenses associated with the severe weather conditions experienced during the first quarter of 1996 as compared to the conditions experienced in 1997. Furniture and equipment expenses rose $2.4 million, or 15.2 percent, in the second quarter of 1997 when compared with the second quarter of 1996. For the six months ended June 30, 1997, furniture and equipment expenses increased $3.6 million, or 11.5 percent as compared to the prior year period. These increase were due in part to increases in computer equipment lease expense on branch automation equipment installed at acquired institutions.

Communications expense increased $.3 million, or 3.5 percent for the three months ended June 30, 1997, as compared to the prior year quarter. On a year-to-date basis, communications expense increased $.9 million, or 5.7 percent when compared to the first six months of 1996. These increases were attributable to higher telecommunications expenses, as a result of branch rewiring and technology updates, partially offset by a decrease in postage expenses.

Advertising expense increased $1.2 million, or 28.6 percent for the three months ended June 30, 1997, as compared to the prior year quarter. On a year-to-date basis, advertising expense increased $2.0 million, or 25.7 percent when compared to the first six months of 1996.

For the second quarter of 1997, other operating expenses decreased $2.3 million, or 7.6 percent as compared to the second quarter of 1996. For the six months ended June 30, 1997, other operating expenses decreased $1.2 million, or 2.2 percent as compared to the prior year period. These decreases can be partially attributable to declines in OREO expenses and other miscellaneous expenses offset by an increase in acquisition premium amortization for Central Jersey and employment agency fees.

LIQUIDITY

Liquidity is the ability to meet the borrowing needs and deposit withdrawal requirements of customers and support asset growth.
Principal sources of liquidity are deposit generation, access to purchased funds, maturities and repayments of loans and investment securities and interest and fee income.

The consolidated statements of cash flows present the change in cash and due from banks from operating, investing and financing activities. During the first six months of 1997, net cash provided by operating activities totaled $167.0 million. Contributing to net cash provided by operating activities were the results of operations adjusted for the restructuring charges, the provisions for loan losses and other real estate owned, and proceeds from the sales of mortgages held for sale.

Net cash used in investing activities totaled $697.7 million and was the result of investment and loan activity. During the first six months of 1997, there were proceeds of $689.7 million from maturities in the securities portfolios. Scheduled maturities and anticipated principal repayments of the held to maturity portfolio will approximate $332.8 million throughout the balance of 1997. In addition, the securities available for sale portfolio is another source of liquidity. These sources can be used to meet the funding needs during periods of loan growth. Other uses of funds included an increase in total loans of $447.8 million, and $1.4 billion of purchased securities.

Net cash provided by financing activities totaled $323.8 million. The issuance of $150.0 million in capital trust pass-through securities and an increase of $505.7 million in other borrowings were sources of funds. During the first six months of 1997, deposits decreased $251.6 million and principal payments on long-term debt amounted to $28.3 million. Liquidity is also available through additional lines of credit and the ability to incur additional debt. In addition, the banking subsidiaries have established lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank of New York and other correspondent banks which further support and enhance liquidity.

LOOKING AHEAD

This report contains certain forward-looking statements, either expressed or implied, which are provided to assist the reader to understand anticipated future financial performance. These forward-looking statements involve certain risks, uncertainties, estimates and assumptions made by management. Factors that may cause actual results to differ from those results expressed or implied include, but are not limited to, the interest rate environment and the overall economy, the ability of customers to repay their obligations, the adequacy of the allowance for loan losses, competition and technological changes. Although management has taken certain steps to mitigate the negative effect of the above mentioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse affect on profitability.

                     PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

1. Michael Hochman and Joan Hochman, individually and on behalf of a class of similarly situated depositors v. United Jersey Bank, a New Jersey corporation and UJB Financial Corp., a New Jersey Corporation, originally filed on December 7, 1995 in the Superior Court of New Jersey, Law Division, Middlesex County, Docket No. MID-L-10623-95. Reported on Form 10-K for the period ended December 31, 1996 and on Form 10-Q for the period ended March 31, 1997. On May 28, 1997, the Bank filed a motion for summary judgment as to the remaining claims against it in this matter. No decision has yet been rendered on the motion.

ITEM 2.  CHANGES IN SECURITIES.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

(2)	A.	Restated Certificate of Incorporation of Summit Bancorp.

(3)	H.	Indenture, dated as of March 20, 1997,  between Summit
       Bancorp.	and the First National Bank of Chicago, as Trustee,
       for Subordinated	Debt Securities (incorporated by reference to
       Exhibit 4.1 to	Registration Statement No. 333-29019 on Form
       S-4 filed June 12,	1997).

(3)	I.	First Supplemental Indenture,  dated as of March 20,
       1997, between	Summit Bancorp. and the First National Bank of
       Chicago, as Trustee	for $154,640,000 8.40% Junior Subordinated
       Deferrable Interest	Debentures due 2027 (incorporated by
       reference to Exhibit 4.2 to	Registration Statement No.
       333-29019 on Form S-4 filed June 12, 1997).

(3)	J.	Amended and restated Declaration of Trust for Summit
       Capital Trust 		I dated March 20, 1997 (incorporated by
       reference to Exhibit 4.5 to 			Registration Statement No.
       333-29019 on Form S-4 filed June 12,	1997).

(3) K. Capital Securities Guarantee Agreement for Summit
       Capital Trust I dated as of March 20, 1997
       (incorporated by reference to Exhibit 4.7 to Registration Statement No. 333-29019 on Form S-4 filed
       June 12, 1997).

(27)		  Summit Bancorp. financial data schedule - June 30, 1997


(b)	Reports on Form 8-K

During the second quarter of 1997, the Company filed a current report on Form 8-K dated April 30, 1997, which included consolidated balance sheets at March 31, 1997, December 31, 1996, and March 31, 1996 and consolidated statements of income for the three months ended March 31, 1997 and 1996, with the related notes.

                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SUMMIT BANCORP.
                                       ---------------
                                         Registrant

DATE:   August 14, 1997        BY: /s/ WILLIAM J. HEALY
                                   --------------------
                                       William J. Healy
                                  Executive Vice President
                                     and Comptroller
                               (Duly Authorized Officer and
                                  Chief Accounting Officer)

                                EXHIBIT INDEX

Exhibit No.     Description
-----------     ----------------
  (2)	 A.	      Restated Certificate of Incorporation of Summit Bancorp.

  (3) 	H.      	Indenture, dated as of March 20, 1997,  between Summit
                Bancorp. and the First National Bank of Chicago, as Trustee,
                for Subordinated		Debt Securities (incorporated by reference to
                Exhibit 4.1 to	Registration Statement No. 333-29019 on Form
                S-4 filed June 12,1997).

  (3) 	I.      	First Supplemental Indenture,  dated as of March 20,
                1997, between	Summit Bancorp. and the First National Bank of
                Chicago, as Trustee	for $154,640,000 8.40% Junior Subordinated
                Deferrable Interest	Debentures due 2027 (incorporated by
                reference to Exhibit 4.2 to Registration Statement No.
                333-29019 on Form S-4 filed June 12,1997).

  (3) 	J.      	Amended and restated Declaration of Trust for Summit
                Capital Trust	I dated March 20, 1997 (incorporated by
                reference to Exhibit 4.5 to	Registration Statement No.
                333-29019 on Form S-4 filed June 12,	1997).

 	(3)		K.	      Capital Securities Guarantee Agreement for Summit
                Capital Trust I dated as of March 20, 1997
                (incorporated by reference to Exhibit 4.7 to
                Registration Statement No. 333-29019 on Form S-4 filed
                June 12, 1997).

	(27)	    	     Summit Bancorp. financial data schedule - June 30, 1997