Form 10-Q
period 1997-09-30
SUMMIT BANCORP/NJ/
filed 1997-11-14
CIK 101320

=============================================================================
                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1997
                              -----------------------------------------------
                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------  --------------------

Commission File Number:                         1-6451
                       ------------------------------------------------------

                                 SUMMIT BANCORP.
-----------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

    New Jersey                                                    22-1903313
-----------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)

301 Carnegie Center, P.O. Box 2066, Princeton, New Jersey         08543-2066
-----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                 (609) 987-3200
-----------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

-----------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report)

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

      As of October 31, 1997 there were 176,013,383 shares of common stock,
                           $.80 par value, outstanding.
=============================================================================

                               SUMMIT BANCORP.
                                  FORM 10-Q
                                    INDEX

                                                                 Page No.
Part I	  Financial Information

Item 1.	 Financial Statements

	        Consolidated Balance Sheets -
	          September 30, 1997, December 31, 1996 and
           September 30, 1996........................................	2

         Consolidated Statements of Income -
           Three and Nine Months Ended September 30, 1997 and 1996....3

         Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 1997 and 1996..............4

         Consolidated Statements of Shareholders' Equity -
           Nine Months Ended September 30, 1997 and 1996..............5

         Consolidated Average Balance Sheets With Resultant
           Interest and Rates -
           Nine Months Ended September 30, 1997 and 1996..............6

         Notes to Consolidated Financial Statements...................7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................10

Part II. Other Information.

Item 1.  Legal Proceedings...........................................21

Item 2.  Changes in Securities.......................................22

Item 3.  Defaults Upon Senior Securities.............................22

Item 4.  Submission of Matters to a Vote of Security Holders.........22

Item 5.  Other Information...........................................22

Item 6.  Exhibits and Reports on Form 8-K............................23

         Signature...................................................25

         Exhibit Index...............................................26

                                              SUMMIT BANCORP.
                                        CONSOLIDATED BALANCE SHEETS
                                                 Unaudited
                                           (dollars in thousands)

                                                                              September 30,   December 31,   September 30,
                                                                                  1997            1996           1996
                                                                              -------------   ------------   ------------

Assets
Cash and due from banks                                                    $     1,117,347 $    1,327,507 $    1,407,284
Federal funds sold and securities purchased
   under agreements to resell                                                       14,359        114,789          4,052
Interest bearing deposits with banks                                                 4,309         24,825          9,136
Securities:
   Trading account securities                                                       29,808         26,376         20,049
   Securities available for sale                                                 4,596,923      2,872,051      2,643,827
   Securities held to maturity                                                   4,078,729      5,422,093      5,492,568
                                                                              -------------   ------------   ------------
Total securities                                                                 8,705,460      8,320,520      8,156,444
Loans (net of unearned discount):
   Commercial                                                                    5,846,194      5,220,939      5,435,472
   Commercial mortgage                                                           2,808,423      2,624,427      2,605,424
   Residential mortgage                                                          5,803,498      5,904,490      5,689,812
   Consumer                                                                      4,172,548      3,636,203      3,547,038
                                                                              -------------   ------------   ------------
        Total loans                                                             18,630,663     17,386,059     17,277,746
   Less: Allowance for loan losses                                                 294,114        280,611        284,223
                                                                              -------------   ------------   ------------
        Net loans                                                               18,336,549     17,105,448     16,993,523
                                                                              -------------   ------------   ------------
Premises and equipment                                                             239,209        244,193        243,259
Accrued interest receivable                                                        170,857        169,236        167,303
Due from customers on acceptances                                                   15,814         15,671         15,756
Other assets                                                                       487,202        445,082        408,259
                                                                              -------------   ------------   ------------
Total Assets                                                               $    29,091,106 $   27,767,271 $   27,405,016
                                                                              =============   ============   ============


Deposits:
    Non-interest bearing demand deposits                                   $     4,256,398 $    4,080,316 $    4,178,322
    Interest bearing deposits:
        Savings and time deposits                                               16,780,101     16,812,682     16,314,409
        Commercial certificates of deposit $100,000 and over                       901,529        736,533        960,907
                                                                              -------------   ------------   ------------
            Total deposits                                                      21,938,028     21,629,531     21,453,638
                                                                              -------------   ------------   ------------
Other borrowed funds                                                             3,256,136      2,806,367      3,013,320
Accrued expenses and other liabilities                                             294,432        272,968        264,306
Accrued interest payable                                                            67,640         56,103         65,834
Bank acceptances outstanding                                                        15,814         15,671         15,756
Long-term debt                                                                   1,001,617        695,793        397,862
                                                                              -------------   ------------   ------------
Total liabilities                                                               26,573,667     25,476,433     25,210,716
Shareholders' equity:
   Preferred stock: Series B and C                                                       -              -         42,620
   Common stock par value $ .80:  Authorized 390,000,000 shares;
        issued and outstanding 175,735,180 at September 30, 1997; 168,296,135
        at December 31, 1996 and issued 168,165,506 at September 30, 1996          140,588        134,637        134,527
    Surplus                                                                        968,881        918,411        917,238
    Retained earnings                                                            1,402,581      1,237,892      1,179,878
    ESOP Debt                                                                       (4,470)        (5,816)        (6,085)
    Net unrealized gain (loss) on securities, net of tax                             9,859          5,714         11,985
                                                                              -------------   ------------   ------------
                                                                                 2,517,439      2,290,838      2,280,163
    Treasury stock (3,326,663 shares at September 30, 1996)                              -              -        (85,863)
                                                                              -------------   ------------   ------------
       Total shareholders' equity                                                2,517,439      2,290,838      2,194,300
                                                                              -------------   ------------   ------------
Total Liabilities and Shareholders' Equity                                 $    29,091,106 $   27,767,271 $   27,405,016
                                                                              =============   ============   ============

See accompanying Notes to Consolidated Financial Statements.

                                                    2


                                              SUMMIT BANCORP.
                                    CONSOLIDATED STATEMENTS OF INCOME
                                                 Unaudited
                                (dollars in thousands, except per share data)
                                                                                   Nine Months Ended          Three Months Ended
                                                                                     September 30,               September 30,
                                                                              -------------------------   -------------------------
                                                                                 1997          1996          1997          1996
                                                                              -----------   -----------   -----------   -----------
Interest Income
Loans                                                                       $  1,121,321  $  1,034,325  $    380,000  $    348,014
Securities:
   Trading account securities                                                      1,876         1,172           772           253
   Securities available for sale                                                 164,594       121,544        60,313        39,287
   Securities held to maturity                                                   243,756       265,282        75,305        86,129
                                                                              -----------   -----------   -----------   -----------
     Total securities                                                            410,226       387,998       136,390       125,669
Federal funds sold and securities purchased under agreements to resell             3,579         3,697           982         1,129
Deposits with banks                                                                  520           570           129           157
                                                                              -----------   -----------   -----------   -----------
     Total interest income                                                     1,535,646     1,426,590       517,501       474,969
                                                                              -----------   -----------   -----------   -----------
Interest Expense
  Savings and time deposits                                                      473,169       458,108       158,122       150,774
  Commercial certificates of deposit $100,000 and over                            35,445        36,376        12,271        12,858
  Borrowed funds, including long-term debt                                       172,420       144,635        59,326        46,192
                                                                              -----------   -----------   -----------   -----------
      Total interest expense                                                     681,034       639,119       229,719       209,824
                                                                              -----------   -----------   -----------   -----------
      Net interest income                                                        854,612       787,471       287,782       265,145
  Provision for loan losses                                                       45,100        47,599        14,500        15,910
                                                                              -----------   -----------   -----------   -----------
      Net interest income after provision for loan losses                        809,512       739,872       273,282       249,235
                                                                              -----------   -----------   -----------   -----------
Non-Interest Income
  Service charges on deposit accounts                                             85,506        77,823        28,926        26,607
  Service and loan fee income                                                     36,753        34,267        12,490        10,999
  Trust income                                                                    35,342        28,787        12,644         9,975
  Securities gains                                                                 3,471         1,268         1,265          (237)
  Other                                                                           54,028        49,378        18,847        16,471
                                                                              -----------   -----------   -----------   -----------
      Total non-interest income                                                  215,100       191,523        74,172        63,815
                                                                              -----------   -----------   -----------   -----------
Non-Interest Expenses
  Salaries                                                                       216,109       200,297        73,254        64,329
  Pension and other employee benefits                                             69,887        68,711        22,233        21,464
  Occupancy, net                                                                  54,313        59,512        18,027        18,258
  Furniture and equipment                                                         57,569        51,236        19,415        17,155
  Communications                                                                  25,747        24,578         8,416         8,084
  Advertising and public relations                                                16,620        12,673         5,813         4,008
  Deposit insurance premiums                                                       4,368         8,352         1,407         2,835
  Savings Association Insurance Fund assessment                                        -        11,059             -        11,059
  Restructuring charges                                                           83,000       110,700        56,500             -
  Other                                                                           97,948        96,341        32,221        30,733
                                                                              -----------   -----------   -----------   -----------
     Total non-interest expenses                                                 625,561       643,459       237,286       177,925
                                                                              -----------   -----------   -----------   -----------
     Income before income taxes                                                  399,051       287,936       110,168       135,125
  Federal and state income taxes                                                 140,299       100,992        38,956        47,624
                                                                              -----------   -----------   -----------   -----------
Net Income                                                                  $    258,752  $    186,944  $     71,212  $     87,501
                                                                              ===========   ===========   ===========   ===========

Net Income per Common Share                                                 $       1.48  $       1.11  $       0.41  $       0.52
                                                                              ===========   ===========   ===========   ===========

Average Common Shares Outstanding (in thousands)                                 174,896       167,023       175,396       166,908
                                                                              ===========   ===========   ===========   ===========

See accompanying Notes to Consolidated Financial Statements.

                                             SUMMIT BANCORP.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                Unaudited
                                         (dollars in thousands)
                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                       ---------------------------
                                                                                           1997          1996
                                                                                       ------------- -------------
 Operating activities
   Net income                                                                         $     258,752 $     186,944
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses and other real estate owned                                 46,308        49,943
       Depreciation, amortization and accretion, net                                         58,794        30,410
       Restructuring and other non-recurring charges                                         83,000       121,759
       Gains on sales of trading account securities and securities available for sale        (1,832)       (1,534)
       Gains on sales of mortgages held for sale                                             (4,791)       (2,968)
       Gains on sales of other real estate owned                                             (2,691)       (1,616)
       Proceeds from sales of other real estate owned                                        23,865        24,813
       Proceeds from sales of mortgages held for sale                                       318,552       257,643
       Originations of mortgages held for sale                                             (336,854)     (393,621)
       (Increase) decrease in trading account securities                                     (5,071)       22,183
       Decrease in accrued interest receivable and other assets                              18,475        51,307
       Decrease in accrued interest payable, accrued
         expenses and other liabilities                                                    (107,240)     (123,264)
                                                                                       ------------- -------------
         Net cash provided by operating activities                                          349,267       221,999
                                                                                       ------------- -------------
 Investing activities
   Purchases of securities held to maturity                                                (191,636)     (916,796)
   Purchases of securities available for sale                                            (2,050,670)     (551,393)
   Proceeds from maturities of securities held to maturity                                  738,691       929,656
   Proceeds from maturities of securities available for sale                                645,547       376,235
   Proceeds from sales of securities available for sale                                     636,597       151,652
   Net decrease in Federal funds sold and securities purchased under
         agreements to resell                                                               148,880       174,640
   Net decrease in interest bearing deposits with banks                                      20,614         9,193
   Net increase in loans                                                                   (520,458)     (405,692)
   Purchases of premises and equipment, net                                                 (22,363)      (10,794)
                                                                                       ------------- -------------
         Net cash used in investing activities                                             (594,798)     (243,299)
                                                                                       ------------- -------------
 Financing activities
   Net decrease in deposits                                                                (541,583)     (318,941)
   Net increase in short-term borrowings                                                    325,394       523,790
   Principal payments on long-term debt                                                     (33,452)      (33,085)
   ESOP debt repayment                                                                          911           807
   Proceeds from issuance of long-term debt                                                 176,300             -
   Proceeds from issuance of capital trust pass-through securities                          150,000             -
   Dividends paid                                                                          (120,199)     (111,517)
   Proceeds from issuance of common stock under dividend
     reinvestment and other stock plans                                                      21,704        24,473
   Treasury stock purchased                                                                       -       (85,863)
                                                                                       ------------- -------------
         Net cash used in financing activities                                              (20,925)         (336)
                                                                                       ------------- -------------
Decrease in cash and due from banks                                                        (266,456)      (21,636)
Beginning cash balance of acquired entities                                                  56,296        24,946
Cash and due from banks at beginning of period                                            1,327,507     1,403,974
                                                                                       ------------- -------------
Cash and due from banks at end of period                                              $   1,117,347 $   1,407,284
                                                                                       ============= =============

Supplemental disclosure of cash flow information
Cash paid:
     Interest payments                                                                $     671,312 $     624,193
     Income tax payments                                                                    145,500       122,836
Noncash investing activities:
     Net transfer of securities from held to maturity to available for sale
      resulting from acquisitions                                                           805,854             -
     Net transfer of loans to other real estate owned                                        13,518        18,706

See accompanying Notes to Consolidated Financial Statements.

                                                          4

                                                     SUMMIT BANCORP.
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                        Unaudited
                                                 (dollars in thousands)

                                                                                                            Net          Total
                             Preferred   Common                 Retained       ESOP        Treasury     Unrealized    Shareholders'
                              Stock       Stock      Surplus    Earnings       Debt          Stock      Gain (Loss)     Equity
                             ---------  ---------   ---------   ---------   -----------   -----------   -----------   -----------
Balance, December 31, 1995   $ 42,620   $ 128,028   $ 864,428  $1,094,624  $     (6,892)  $         -   $     7,300   $ 2,130,108
Balances at beginning of
  period of immaterial
  pooled acquisitions
  (6,529,628 shares)                -       5,224      29,612      14,054             -             -          (567)       48,323
   Net income                       -           -           -     186,944             -             -             -       186,944
   Cash dividends declared:
      Preferred stock               -           -           -      (1,917)            -             -             -        (1,917)
      Common stock                  -           -           -    (113,827)            -             -             -      (113,827)
   Common stock issued:
      Dividend reinvestment
      and other stock plans
      (431,986 shares)              -         339       9,951           -             -             -             -        10,290
      Exercise of stock
      options, net
      (1,169,288 shares)            -         936      13,247           -             -             -             -        14,183
   ESOP Debt Repayment              -           -           -           -           807             -             -           807
   Treasury stock                   -           -           -           -             -       (85,863)            -       (85,863)
   Change in unrealized
      gain (loss) on
      securities, net of tax        -           -           -           -             -             -         5,252         5,252
                             ---------   ---------   ---------   ---------   -----------   -----------   -----------   -----------
Balance, September 30, 1996  $ 42,620   $ 134,527   $ 917,238  $1,179,878  $     (6,085)  $   (85,863)  $    11,985   $ 2,194,300
                             =========   =========   =========   =========   ===========   ===========   ===========   ===========
Balance, December 31, 1996   $      -   $ 134,637   $ 918,411  $1,237,892  $     (5,816)  $          -  $     5,714   $ 2,290,838
Adjustment for the pooling
   of a company with a
   different fiscal year end        -        (158)     (4,771)      9,288           539              -        1,832         6,730
                             ---------   ---------   ---------   ---------   -----------   -----------   -----------   -----------
Adjusted beginning balance          -     134,479     913,640   1,247,180        (5,277)             -        7,546     2,297,568
Balances at beginning of
  period of immaterial
  pooled acquisition
  (6,046,577 shares)                -       4,837      34,705      25,562             -              -         (278)       64,826
   Net income                       -           -           -     258,752             -              -            -       258,752
   Cash dividends declared
   on common stock                  -           -           -    (128,913)            -              -            -      (128,913)
   Common stock issued:
      Dividend reinvestment
      and other stock plans
      (184,774 shares)              -         148       5,427           -             -              -            -         5,575
      Exercise of stock
      options, net
      (1,404,416 shares)            -       1,124      15,005           -             -              -            -        16,129
   ESOP Debt repayment              -           -         104           -           807              -            -           911
   Change in unrealized
      gain (loss) on
      securities, net of tax        -           -           -           -             -              -        2,591         2,591
                             ---------   ---------   ---------   ---------   -----------   -----------   -----------   -----------
Balance, September 30, 1997 $       -   $ 140,588   $ 968,881  $1,402,581  $     (4,470)  $          -  $     9,859   $ 2,517,439
                             =========   =========   =========   =========   ===========   ===========   ===========   ===========

See accompanying Notes to Consolidated Financial Statements.

                                                             5

                                                        SUMMIT BANCORP.
                              CONSOLIDATED AVERAGE BALANCE SHEETS WITH RESULTANT INTEREST AND RATES
                                                          Unaudited
                                            (Tax-equivalent basis, dollars in thousands)

                                                                       Nine Months Ended September 30,
                                                       ---------------------------------------------------------------
                                                                     1997                              1996
                                                       -----------------------------     -----------------------------
                                                         Average             Average       Average             Average
                                                         Balance   Interest   Rate         Balance   Interest   Rate
                                                       ----------- --------- -------     ----------- --------- -------
Assets
Interest earning assets:
  Federal funds sold and securities purchased
    under agreements to resell                        $    87,395 $   3,579    5.48 %   $    76,920 $   3,697    6.42 %
  Interest bearing deposits with banks                     12,483       520    5.57          14,168       570    5.37
  Securities:
    Trading account securities                             35,327     1,929    7.30          28,587     1,182    5.52
    Securities available for sale                       3,446,290   165,933    6.42       2,585,697   122,475    6.32
    Securities held to maturity                         5,104,860   249,036    6.50       5,609,591   271,122    6.44
                                                      ----------- --------- -------     ----------- --------- -------
      Total securities                                  8,586,477   416,898    6.47       8,223,875   394,779    6.40
                                                      ----------- --------- -------     ----------- --------- -------
  Loans:
    Commercial                                          5,586,702   355,418    8.51       5,319,191   333,771    8.38
    Commercial mortgage                                 2,798,431   183,432    8.74       2,664,257   172,971    8.66
    Residential mortgage                                5,985,504   333,928    7.44       5,615,873   314,234    7.46
    Consumer                                            3,997,691   252,690    8.45       3,423,949   217,547    8.49
                                                      ----------- --------- -------     ----------- --------- -------
      Total loans                                      18,368,328 1,125,468    8.19      17,023,270 1,038,523    8.15
                                                      ----------- --------- -------     ----------- --------- -------
      Total interest earning assets                    27,054,683 1,546,465    7.64      25,338,233 1,437,569    7.58
                                                      ----------- --------- -------     ----------- --------- -------
Non-interest earning assets:
  Cash and due from banks                               1,033,494                         1,287,176
  Allowance for loan losses                              (298,651)                         (301,051)
  Other assets                                            921,838                           876,667
                                                      -----------                       -----------
      Total non-interest earning assets                 1,656,681                         1,862,792
                                                      -----------                       -----------
Total Assets                                          $28,711,364                       $27,201,025
                                                      ===========                       ===========
Liabilities and Shareholders' Equity
Interest bearing liabilities:
  Savings deposits                                    $ 9,641,202   188,871    2.62     $ 9,268,351   176,387    2.54
  Time deposits                                         7,351,386   284,298    5.17       7,317,940   281,721    5.14
  Commercial certificates of deposit
    $100,000 and over                                     880,414    35,445    5.38         901,867    36,376    5.39
                                                      ----------- --------- -------     ----------- --------- -------
      Total interest bearing deposits                  17,873,002   508,614    3.80      17,488,158   494,484    3.78
                                                      ----------- --------- -------     ----------- --------- -------
  Commercial paper                                         44,846     1,830    5.46          43,898     1,726    5.25
  Other borrowed funds                                  3,065,196   125,738    5.48       2,897,490   112,693    5.20
  Long-term debt                                          850,173    44,852    7.03         405,947    30,216    9.92
                                                      ----------- --------- -------     ----------- --------- -------
      Total interest bearing liabilities               21,833,217   681,034    4.17      20,835,493   639,119    4.10
                                                      ----------- --------- -------     ----------- --------- -------
Non-interest bearing liabilities:
  Demand deposits                                       4,083,140                         3,804,624
  Other liabilities                                       335,259                           362,201
                                                      -----------                       -----------
      Total non-interest bearing liabilities            4,418,399                         4,166,825
                                                      -----------                       -----------
Shareholders' equity:
  Preferred equity                                              -                            42,620
  Common equity                                         2,459,748                         2,156,087
                                                      -----------                       -----------
Total Shareholders' Equity                              2,459,748                         2,198,707
                                                      -----------                       -----------
Total Liabilities and Shareholders' Equity            $28,711,364                       $27,201,025
                                                      =========== ---------             =========== ---------
Net Interest Income (tax-equivalent basis)                          865,431    3.47 %                 798,450    3.48 %
                                                                  --------- =======                 --------- =======
Tax-equivalent basis adjustment (based on a
     Federal income tax rate of 35%)                                (10,819)                          (10,979)
                                                                  ---------                         ---------
Net Interest Income                                               $ 854,612                         $ 787,471
                                                                  =========                         =========
Net Interest Income as a Percent of Interest
  Earning Assets (tax-equivalent basis)                                        4.28 %                            4.21 %
                                                                            =======                           =======

See accompanying Notes to Consolidated Financial Statements.


                                                 6

                                SUMMIT BANCORP.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1.) Basis of Presentation

The accompanying financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Summit Bancorp. (the "Company"), the results of its operations, changes in shareholders' equity and changes in its cash flows. In all material respects, the financial statements presented comply with the current reporting requirements of supervisory authorities. For additional information and disclosures required under generally accepted accounting principles ("GAAP"), reference is made to the registrant's 1996 Annual Report on Form 10-K.

These financial statements give effect to the merger of Collective Bancorp, Inc. ("Collective") which was consummated on August 1, 1997, as a result of which all financial information has been restated.
On August 20, 1997, the Board of Directors of the Company approved a 3-for-2 common stock split, payable on September 24, 1997, to shareholders of record on September 3, 1997. In connection with the stock split, the Company amended its Restated Certificate of Incorporation to provide for a corresponding increase in the number of authorized shares of common stock from 260,000,000 to 390,000,000 and preferred stock from 4,000,000 to 6,000,000 and a decrease in the par value of the common stock from $1.20 per share to $.80 per share. Additionally, all share data has been retroactively adjusted for the common stock split.

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

2.) Acquisitions and Restructuring Charges

On August 1, 1997, the Company completed the acquisition of Collective in an exchange of .895 shares (pre-split) of the Company's common stock for each share of Collective common stock. As of June 30, 1997, Collective, which operated Collective Bank, had assets of $5.5 billion, loans of $2.9 billion and deposits of $3.5 billion, with over 80 branches in 15 counties located throughout New Jersey.

This acquisition was accounted for as a pooling of interests and all financial information has been restated to reflect the combined financial information. After giving effect to the merger exchange ratio and the common stock split, there were 27.3 million shares of common stock of the Company issued for all of the outstanding shares of Collective.
A restructuring charge of $56.5 million ($37.1 million or $.21 per share after tax) was recorded as a result of this acquisition.

On March 1, 1997, the Company completed the acquisition of B.M.J. Financial Corp. ("BMJ"). This acquisition was accounted for as a pooling of interests, and was recorded as an adjustment to beginning shareholders' equity as of January 1, 1997, without restating the consolidated financial statements for 1996 and prior years.
A restructuring charge of $26.5 million ($16.7 million or $.10 per share after tax) was recorded as a result of this acquisition.
At December 31, 1996, BMJ had total assets of $676.0 million, loans of $449.0 million and deposits of $552.0 million, with 20 branches throughout Burlington, Mercer and Ocean counties.

On December 7, 1996, the Company completed the acquisition of Central Jersey Financial Corporation ("Central Jersey"). This acquisition was accounted for as a purchase, and the assets and results of operations are included from that date. Central Jersey had total assets of $446.6 million, loans of $200.5 million and deposits of $376.8 million, with five branches located in central New Jersey. Intangible assets totaling $41.4 million were recorded as a result of this acquisition.

On October 1, 1996, Collective completed the acquisition of
Continental Bancorporation ("Continental") for $25.7 million in cash. This acquisition was accounted for as a purchase. Continental had total assets of $161.3 million and deposits of $129.5 million, with five branches located in Camden County. Intangible assets totaling $16.9 million were recorded as a result of this acquisition.

Garden State Bancshares, Inc. was acquired on January 16, 1996, and The Flemington National Bank and Trust Company was acquired on February 23, 1996. Both of these acquisitions were accounted for as poolings of interest and were recorded as adjustments to beginning shareholders' equity as of January 1, 1996, without restating the consolidated financial statements for 1995 and prior years. On March 1, 1996, the Company completed its acquisition of The Summit Bancorporation. This acquisition was accounted for as a pooling of interests and all financial information has been restated to reflect the combined results of operations. A restructuring charge of $110.7 million ($70.0 million or $.42 per share after tax) was recorded primarily as a result of these acquisitions as well as a supermarket branch initiative.

3.) Recent Accounting Pronouncements

On March 3, 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earning Per Share." SFAS No. 128 establishes new standards for the computation and presentation of earnings per share ("EPS") by simplifying the standards prescribed in APB Opinion No. 15. Under the new requirements, the Company will be required to present both basic and diluted EPS on the face of the income statement. Basic EPS will replace the current EPS terminology and continue to be computed by dividing income available to common shareholders by the weighted -average number of common shares outstanding. Diluted EPS will include any additional common shares as if all potentially dilutive common shares were issued. The

Company will be required to adopt
SFAS No. 128 for the period ended December 31, 1997. All prior-period EPS data is required to be restated. The impact of adopting SFAS
No. 128  is not expected to be material to the Company.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         -----------------------------------------------
       FINANCIAL  CONDITION AND RESULTS OF OPERATIONS.
       -----------------------------------------------

Summit Bancorp. is a bank holding company located in Princeton, New Jersey. Effective August 1, 1997, the Company completed its acquisition of Collective Bancorp, Inc., a unitary savings and loan holding company and the sole shareholder of Collective Bank, a federally chartered savings bank. This acquisition was accounted for as a pooling of interests and all financial information has been restated to reflect the combined results of operations. See Note 2 of the financial statements.

The Company owns three banks ("bank subsidiaries") and several active non-bank subsidiaries and currently ranks as the largest New Jersey -based bank holding company. The Company's bank subsidiaries provide a broad range of retail, commercial and private banking services as well as trust and investment services through a line of business approach to individuals, businesses, not-for-profit organizations, government entities and other financial institutions. These services are provided through an extensive branch network, including supermarket branches and private banking facilities, as well as through automated teller machines and personal computers.

Since October 1996, the Company completed three acquisitions that affect comparisons to prior year financial information. The purchase acquisitions of Continental Bancorporation and Central Jersey Financial Corporation were completed on October 1,1996 and December 7, 1996, respectively. The first quarter acquisition of B.M.J. Financial Corp. was completed on March 1, 1997, and has been reflected in the financial statements from January 1, 1997.

FINANCIAL CONDITION

September 30, 1997 versus December 31, 1996

Total assets at September 30, 1997, were $29.1 billion, an increase of $1.3 billion or 4.8 percent from year-end 1996. Approximately $816.6 million of this increase was the result of the acquisitions that were not reflected in the 1996 results. Excluding the impact of these acquisitions, total assets increased $507.3 million, or 1.8 percent from year-end 1996.

Securities held to maturity at September 30, 1997, were $4.1 billion and were comprised of $2.9 billion of U.S. Government and Federal agency securities, $200.8 million of state and political subdivision securities and $1.0 billion of other securities, predominately corporate collateralized mortgage obligations. These securities decreased $1.3 billion or 24.8 percent from year-end 1996. This decrease primarily resulted from the transfer of securities, predominately U.S. Government and Federal agency securities, with a carrying value of $805.9 million to the available-for-sale portfolio. These securities had a fair market value of $808.4 million. These transfers were made in connection with the Collective and BMJ acquisitions and were made to maintain the Company's interest rate risk position under its existing asset and liability management approach.

Also contributing to this decrease in securities held to maturity were $738.7 million in maturities, most of which were reinvested in the available-for-sale portfolio. This decrease was offset by $191.6 million in purchases. At September 30, 1997, the aggregate market value of the held-to-maturity portfolio was $4.1 billion. The aggregate market value at December 31, 1996, was $5.3 billion.

At September 30, 1997, securities available for sale amounted to $4.6 billion and were predominately comprised of U.S. Government and Federal agency securities. These securities increased $1.7 billion or 60.1 percent from year-end 1996. This increase resulted primarily from the transfer of securities from the held-to-maturity portfolio. For the first nine months of 1997, $2.1 billion of securities were purchased. These increases were offset by maturities of $645.5 million and sales of $636.6 million.

At September 30, 1997, total loans amounted to $18.6 billion and increased $1.2 billion or 7.2 percent from year-end 1996. Approximately $502.7 million of this increase was attributable to acquisitions that were not reflected in the 1996 results. Commercial loans at September 30, 1997, increased $625.3 million or 12.0 percent from year-end 1996 due to growth in both the middle market and asset based lending areas. Commercial mortgage loans increased $184.0 million or 7.0 percent, and residential mortgage loans decreased $101.0 million or 1.7 percent from December 31, 1996. Contributing to this decline, in the third quarter $140.5 million of mortgage loans, predominately adjustable rate, were sold to mitigate prepayment risk. Consumer loans increased $536.3 million or 14.8 percent from year-end 1996 to $4.2 billion, due to growth in home equity lending and automobile financing.

Total deposits were $21.9 billion at September 30, 1997, an increase of $308.5 million or 1.4 percent from December 31, 1996. Demand deposits increased $176.1 million or 4.3 percent from year-end 1996 to $4.3 billion. Savings and time deposits at $16.8 billion decreased $32.6 million or .2 percent from December 31, 1996. Commercial certificates of deposit $100,000 and over were $901.5 million an increase of $165.0 million or 22.4 percent compared to December 31, 1996.

Borrowed funds, including long-term debt, at September 30, 1997, increased $755.6 million or 21.6 percent from December 31, 1996, to $4.3 billion. In the first quarter of 1997, the Company issued $150.0 million of 8.40 percent capital trust pass-through securities. The Company has used the proceeds from the capital trust securities for general corporate purposes. Most of the remaining increase in borrowed funds was in short-term borrowings which were used to fund growth in interest-earning assets, particularly in the commercial and consumer loan categories and securities available for sale.

Total shareholders' equity increased $226.6 million or 9.9 percent from December 31, 1996, to $2.5 billion. In addition to earnings, contributing to this increase in shareholders' equity was the BMJ acquisition, which added $64.8 million. During the third quarter of 1997, the quarterly dividend paid on common stock was increased from $.24 to $.27 per share on a post-split basis. At September 30,
1997, the unrealized gain on securities, net of tax, amounted to $9.9 million, compared to an unrealized gain of $5.7 million at year-end 1996.

Capital ratios for September 30, 1997, as compared to select prior periods, are shown in the following table. The capital ratios for 1997 were benefited by the first quarter issuance of $150.0 million of capital trust pass-through securities.


                                		Sept. 30, 	Dec. 31,	 Sept. 30,
	  Selected Capital  Ratios:	       1997 	     1996  	   1996
   -------------------------      ---------  --------  ---------
	  Equity to assets	                8.65%	     8.25%	    8.01%
	  Leverage ratio	                  8.72	      7.73      7.57
	  Tier I capital                  12.73	     11.68     11.30
	  Total risk-based capital        15.13      14.17     13.84


Non-performing Assets

Non-performing assets include non-performing loans and other real estate owned ("OREO") and are shown in the following table as of September 30, 1997, December 31, 1996, and September 30, 1996.

	                               	Sept. 30,   Dec. 31,   Sept. 30,
                                   1997        1996       1996
                                 ---------  ---------   ---------
	Non-performing loans:
	 Commercial and industrial     	$  31,368  $  54,308 		$  52,961
	 Construction	                     10,760   		31,901    		32,857
	 Real estate related	              46,829  	 	52,922    		81,648
                                 ---------  ---------   ---------
	  Total non-performing loans	      88,957  		139,131   		167,466
	 OREO	                             19,121   		26,406    		26,618
                                 ---------  ---------   ---------
	  Total non-performing assets	  $ 108,078  $ 165,537  	$ 194,084
						                           =========  =========   =========
	 Non-performing loans to
    total loans 	                     0.48%	    	0.80%     		0.97%
	 Non-performing assets to
    total loans and OREO	             0.58   	  	0.95   	   	1.12


The average balance of non-performing loans for the nine months ended September 30, 1997, was $113.1 million. Interest income received on non-performing loans amounted to $2.0 million for the nine months ended September 30, 1997. Certain loans, primarily consumer and residential mortgage loans, which are 90 days past due are not included in non-performing loans because they are well collateralized and in the process of collection. These loans amounted to $67.5 million at September 30, 1997, compared to $79.0 million and $85.1 million at December 31, 1996, and September 30, 1996, respectively.

Allowance for Loan Losses

The allowance for loan losses at September 30, 1997, was $294.1 million, or 1.58 percent of loans, compared to $280.6 million or
1.61 percent of loans at December 31, 1996, and $284.2 million or
1.65 percent of loans at September 30, 1996. For the nine months ended September 30, 1997, net charge offs were $41.6 million, or
 .30 percent of average loans compared to $62.9 million, or .49 percent of average loans in the first nine months of 1996. For the quarter ended September 30, 1997, net charge offs amounted to $14.5 million, or .31 percent of average loans compared to $20.9 million, or .48 percent of average loans for the third quarter of 1996. The coverage of non-performing loans at September 30, 1997, was 330.62 percent compared to 201.69 percent at year-end 1996, respectively.

Transactions in the allowance for loan losses are shown in the following table (dollars in thousands):

                                           Nine Months Ended September 30,
                                           -------------------------------
                                                 1997 		          1996
	                                          ---------------   -------------
       Balance, January 1                    $ 280,611		       $ 293,160
	        Acquisition adjustments, net            9,994		           6,342
	        Provision charged to expense   	       45,100		          47,599
	                                          ---------------   -------------
                                               335,705           347,101
	        Less charge offs:
	           Commercial and industrial           19,143		          29,725
	           Construction and development         2,872		          15,327
	           Commercial mortgage	                 9,687		          16,985
	           Residential mortgage	               11,622	  	         4,799
	           Consumer                            21,522		          13,504
	                                          ---------------   -------------
               Total charge offs	               64,846		          80,340
	                                          ---------------   -------------
         Add recoveries:
	           Commercial and industrial	          10,562             9,034
	           Construction and development         3,274             2,321
	           Commercial mortgage                  3,841		           2,238
	           Residential mortgage                   769	 	            497
	           Consumer	                            4,809		           3,372
                                           ---------------   -------------
	              Total recoveries                 23,255		          17,462
                                           ---------------   -------------
	        Net charge offs        	               41,591		          62,878
	                                          ---------------   -------------
       Balance, September 30        	        $ 294,114         $ 284,223
				                                       ===============   =============


A standardized process has been established to assess the adequacy of the allowance for loan losses and to identify the risks inherent in the loan portfolio. This process incorporates credit reviews and gives consideration to areas of exposure such as concentrations of credit, economic and industry conditions, trends in delinquencies and collections, collateral coverage, and the composition of the performing and non-performing loan portfolios. The allowance for loan losses is maintained at a level that management believes to be adequate to absorb anticipated loan losses. The unallocated portion of the allowance for loan losses, in excess of specific and general reserves, was $155.5 million at September 30, 1997, compared to $133.2 million at December 31, 1996.

RESULTS OF OPERATIONS

For the third quarter of 1997, the Company reported net income of $71.2 million or $.41 per share compared to net income of $87.5 million or $.52 per share earned during the third quarter of 1996. The results for the three months ended September 30, 1997, include a merger-related restructuring charge of $56.5 million ($37.1 million or $.21 per share, after tax) associated with the Collective acquisition. Included in the results for the third quarter of 1996 was an $11.1 million ($6.8 million or $.04 per share, after tax) accrual for a one-time special assessment to recapitalize the Savings Association Insurance Fund.

For the nine months ended September 30, 1997, net income amounted to $258.8 million, or $1.48 per share compared to $186.9 million, or $1.11 per share for the nine months ended September 30, 1996. In addition to the Collective restructuring charge the nine months ended September 30, 1997, includes a first quarter restructuring charge of $26.5 million, $16.7 million or $.10 per share, after-tax, related to the BMJ acquisition. The results for the nine months ended September 30, 1996, also include first quarter restructuring charges of $110.7 million, $70.0 million or $.42 per share, after -tax, primarily related to the acquisitions of The Summit Bancorporation, Flemington, and Garden State. Included in the
1996 charges were expenses recorded in conjunction with an announced agreement to open 70 in-store supermarket branches. Excluding the effects of the non-recurring charges, net income would have been $312.5 million or $1.79 per share for the first nine months of 1997, and $263.7 million or $1.57 per share for the prior year period, a 14.0 percent increase. Key performance indicators are as follows:

                                  Three Months Ended    Nine Months Ended
                                     September  30,       September 30,
                                  ------------------    -----------------
                                   	1997	    	1996		      1997		   1996
                                  --------  --------   --------  --------
Before non-recurring charges charges
Net income	                       $108,312		 $94,266 		$312,532		$263,688
Dividends per share 	                 0.27	     0.24       0.75      0.66
Earnings per share	                   0.62	     0.56       1.79      1.57
Return on:
  Average assets 	                    1.50%	   	1.38%		    1.46%		   1.29%
  Average common equity	             17.02   		17.20  		  16.99   		16.22
Efficiency ratio	                    49.64   		49.91  	  	50.12   		52.22
After non-recurring charges
Net income	                       $ 71,212   $87,501 		$258,752  $186,944
Earnings per share	                   0.41		    0.52       1.48      1.11
Return on:
  Average assets                     	0.98%   		1.29%		    1.20%    	0.92%
  Average common equity	             11.19   		15.96    		14.06   		11.46


Net interest income

Interest income on a tax-equivalent basis was $1.5 billion for the nine months ended September 30, 1997, an increase of $108.9 million, or 7.6 percent, compared to the prior year period. This increase was primarily due to growth in interest earning assets. Interest -earning assets averaged $27.1 billion, an increase of $1.7 billion, or 6.8 percent compared to the prior year period.

Interest expense increased $41.9 million, or 6.6 percent, for the nine months ended September 30, 1997, compared to the same period in 1996. Interest-bearing liabilities averaged $21.8 billion, an increase of $997.7 million, or 4.8 percent, from the prior year period. This increase in interest-bearing liabilities contributed $30.9 million to the increase in interest expense.

Net interest income on a tax-equivalent basis was $291.3 million for the three months ended September 30, 1997, an increase of $22.9 million, or 8.5 percent, compared to the same period in 1996. Net interest income on a tax-equivalent basis was $865.4 million for the nine months ended September 30, 1997, an increase of $67.0 million, or 8.4 percent, compared to the same period in 1996.

The net interest spread percentage on a tax-equivalent basis (the difference between the rate earned on average interest earning assets and the rate paid on average interest bearing liabilities) was 3.43 percent for the quarter ended September 30, 1997, compared to 3.48 percent for the prior year period. The net interest spread was 3.47 percent for the nine months ended September 30, 1997, compared to 3.48 percent for the prior year period. Net interest margin (net interest income on a tax-equivalent basis as a percentage of average interest earning assets) was 4.26 percent during the third quarter of 1997 compared to 4.23 percent during the same period in 1996. Net interest margin was 4.28 percent during the first nine months of 1997 compared to 4.21 percent during the same period in 1996. The increase in net interest margin reflected the benefits from an improved asset mix and favorable spreads on loan yields and deposit costs.

Asset and liability management efforts involve the use of certain derivative financial instruments for purposes of stabilizing net interest income in a changing interest rate environment. At September 30, 1997, the derivative financial instruments portfolio consisted primarily of interest rate swaps, caps and floors with notional values of $413.0 million, $1.2 billion and $430.0 million, respectively. These derivatives resulted in a net interest income reduction of $.9 million for the first nine months of 1997 compared to a reduction of $1.3 million through the nine months of 1996.
The cost to terminate these contracts at September 30, 1997 would have been $.3 million.

As a result of continued improvement in asset quality ratios, the third quarter provision for loan losses for 1997 was $14.5 million, a decrease of $1.4 million or 8.9 percent compared with $15.9 million for the same period a year ago. For the nine months ended September

30, 1997 the provision for loan losses was $45.1 million, a decrease of $2.5 million or 5.3 percent compared to the prior year period.

Non-interest income

Non-interest income for the third quarter of 1997 totaled $74.2 million, an increase of $10.4 million, or 16.2 percent, compared with the third quarter of 1996. Excluding securities gains, total non-interest income was $72.9 million for the third quarter of 1997, an increase of $8.9 million, or 13.8 percent, from the prior year quarter. For the nine months ended September 30, 1997, non-interest income totaled $215.1 million, an increase of $23.6 million, or
12.3 percent from the prior year period.

Excluding securities gains, total non-interest income was $211.6 million for the nine months ended September 30, 1997, an increase of $21.4 million, or 11.2 percent, from the prior year period. For the third quarter of 1997, net gains of $1.3 million on the sales and early redemptions of securities were realized compared with net loses of $.2 million in the third quarter of 1996. On a year-to-date basis, securities gains were $3.5 million, compared to $1.3 million during the first nine months of 1996.

For the third quarter of 1997, service charges on deposits were $28.9 million, an increase of $2.3 million or 8.7 percent compared with the third quarter of 1996. On a year-to-date basis, 1997 service charges on deposit accounts have increased $7.7 million, or 9.9 percent as compared to the same period in 1996. These increases were primarily attributable to higher fee income from business and personal demand deposit accounts. Fee income on demand deposit accounts increased primarily as a result of a larger customer base, resulting from acquisitions, in 1997 when compared to 1996.

Service and loan fee income for the third quarter of 1997 was $12.5 million, an increase of $1.5 million or 13.6 percent compared with the third quarter of 1996. On a year-to-date basis, 1997 service and loan fee income has increased $2.5 million, or 7.3 percent as compared to the same period in 1996. These increases are attributable to higher fee income on commercial loans, merchant credit card and consumer debit card processing, partially offset by a decline in mortgage origination fees.

Trust fee income for the third quarter of 1997 was $12.6 million, an increase of $2.7 million or 26.8 percent compared with the third quarter of 1996. For the nine months ended September 30, 1997, trust fee income amounted to $35.3 million, an increase of $6.6 million or 22.8 percent compared to the prior year period. These increases were largely due to increases in fee income from the sales of mutual funds through the Company's extensive retail distribution channels.

For the three months ended September 30, 1997, other income increased $2.4 million, or 14.4 percent as compared to the third quarter of 1996. For the nine months ended September 30, 1997, other income amounted to $54.0 million, an increase of $4.7 million, or

9.4 percent as compared to the prior year period. These increases were primarily attributable to service fees earned on the sale of annuity products and ATM access fees.

Non-interest expenses

Non-interest expenses for the third quarter of 1997 totaled $237.3 million compared to $177.9 for the third quarter of 1996, representing an increase of $59.4 million, or 33.4 percent.
For the first nine months of 1997, non-interest expenses amounted to $625.6 million, compared to $643.5 million for the prior year period. Non-interest expenses for the first nine months of 1997 and 1996 included non-recurring charges of $83.0 million and $121.8 million, respectively. Excluding these non-recurring charges, non-interest expenses increased $20.9 million, or 4.0 percent for the first nine months of 1997 when compared to the prior year period.

During the third quarter of 1997, the Company recorded a non-recurring restructuring charge of $56.5 million in connection with the Collective acquisition. This charge anticipates the expenses associated with the costs of integrating Collective into the Company. These costs will include severance pay and benefits for terminated employees, real estate expenses incurred when branches and other operational facilities are consolidated, charges for professional fees and data processing, which primarily include costs associated with the disposal or write-offs of duplicate or non-useable software or hardware systems. Management believes that this charge is for non-recurring expenses which will have no future economic value to the Company. Funding for cash expenditures related to this charge has, and will be paid for out of operations of the Company. Liquidity will not be significantly impacted by these restructuring costs.

Salaries expense for the third quarter of 1997 was $73.3 million, which increased $8.9 million, or 13.9 percent from the prior year period. On a year-to-date basis, salaries expense for 1997 amounted to $216.1 million, an increase of $15.8 million, or 7.9 percent from a year ago. Salaries expenses for the third quarter and the nine months ended September 30, 1997 reflected expense associated with certain acquisitions which are not included in 1996 results. Salaries expense for the quarter and nine-month period ended September 30, 1997 have been impacted by merit increases and higher levels of commissions and fee-based compensation.

For the third quarter of 1997, pension and other employee benefits increased $.8 million, or 3.6 percent, as compared to the third quarter of 1996. For the first nine months of 1997, pension and other employee benefits increased $1.2 million, or 1.7 percent, as compared to the prior year period.

Occupancy expenses for the third quarter of 1997 decreased $.2 million, or 1.3 percent, compared to the prior year period. On a year-to-date basis, occupancy expenses for 1997 decreased $5.2 million, or 8.7 percent as compared to 1996. These decreases were due in part to the lower rental and maintenance expenses associated with the 419 full-service branches operated at September 30, 1997, as compared to 440 full-service branches operated at September 30,
1996. In addition, the year-to-date decrease was partially attributable to the expenses associated with the severe weather conditions experienced during the first quarter of 1996.

Furniture and equipment expenses rose $2.3 million, or 13.2 percent, in the third quarter of 1997 when compared with the third quarter of 1996. For the nine months ended September 30, 1997, furniture and equipment expenses increased $6.3 million, or 12.4 percent as compared to the prior year period. These increases were due in part to new computer equipment leases for branch automation equipment installed at acquired institutions.

Communications expense increased $.3 million, or 4.1 percent for the three months ended September 30, 1997, as compared to the prior year quarter. On a year-to-date basis, communications expense increased $1.2 million, or 4.8 percent when compared to the first nine months of 1996. These increases were attributable to higher telecommunications expenses, as a result of branch rewiring and technology updates.

Advertising and public relations expense for the three months and nine months ended September 30, 1997, increased $1.8 million and $3.9 million respectively over the comparable periods in 1996. These increases were due in part to the additional costs to promote the Company and its products in the new markets it serves as a result of the acquisitions in late 1996 and 1997.

Deposit insurance premiums decreased $1.4 million and $4.0 million for the respective three and nine-month periods ended September 30, 1997 compared to the prior year periods.

For the third quarter of 1997, other operating expenses increased $1.5 million, or 4.8 percent as compared to the third quarter of 1996. For the nine months ended September 30, 1997, other operating expenses increased $1.6 million, or 1.7 percent as compared to the prior year period. These increases can be partially attributable to an increase in acquisition premium amortization for purchase acquisitions in 1996 and employment agency fees offset by declines in OREO expenses.

LIQUIDITY

Liquidity is the ability to meet the borrowing needs and deposit withdrawal requirements of customers and support asset growth. Principal sources of liquidity are deposit generation, access to purchased funds, maturities and repayments of loans and investment securities and interest and fee income.

The consolidated statements of cash flows present the change in cash and due from banks from operating, investing and financing activities. During the first nine months of 1997, net cash provided by operating activities totaled $349.3 million. Contributing to net cash provided by operating activities were the results of operations adjusted for the restructuring charges, the provisions for loan losses and other real estate owned, and proceeds from the sales of mortgages held for sale.

Net cash used in investing activities totaled $594.8 million and was the result of investment and loan activity. For the nine months ended September 30, 1997, net cash used in transactions involving the investment portfolios totaled $221.5 million, while the growth in the loan portfolio used $520.5 million. These net uses of cash were partially offset by a decrease of $148.9 million Federal funds sold and securities purchased under agreements to resell.

Scheduled maturities and anticipated principal repayments of the held to maturity portfolio will approximate $325 million throughout the balance of 1997. In addition, the securities available for sale portfolio is another source of liquidity. These sources can also be used to meet the funding needs during periods of loan growth.

Net cash used in financing activities totaled $20.9 million. During the first nine months of 1997, total deposits decreased $541.6 million and the payment of dividends totaled $120.2 million. These uses of cash were partially offset by the issuance of $150.0 million in capital trust pass-through securities and a net increase in short -term and long-term borrowings totaling $469.2 million. Liquidity is also available through additional lines of credit and the ability to incur additional debt. In addition, the banking subsidiaries have established lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank of New York and other correspondent banks which further support and enhance liquidity.

LOOKING AHEAD

This report contains certain forward-looking statements, either expressed or implied, which are provided to assist the reader to understand anticipated future financial performance. These forward-looking statements involve certain risks, uncertainties, estimates and assumptions made by management. Factors that may cause actual results to differ from those results expressed or implied include, but are not limited to, the interest rate environment and the overall economy, the ability of customers to repay their obligations, the adequacy of the allowance for loan losses, the progress of integrating acquired financial institutions, competition and technological changes. Although management has taken certain steps to mitigate the negative effect of the above mentioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse affect on profitability.

                     PART II.  OTHER INFORMATION
                     ---------------------------

ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

1.  Michael Hochman and Joan Hochman, individually and on behalf
    ------------------------------------------------------------
of a class of similarly situated depositors v. United Jersey Bank,
------------------------------------------------------------------
a New Jersey corporation and UJB Financial Corp., a New Jersey
------------------------
Corporation, filed on December 7, 1995 in the Superior Court of
New Jersey, Law Division, Middlesex County, Docket No. MID-L-10623-95. Reported on Form 10-K for the period ended December 31, 1996 and on Form 10-Q for the periods ended March 31, 1997 and June 30, 1997. On August 1, 1997, the court dismissed the remaining counts of the complaint against the Bank and the holding company. The plaintiffs did not appeal the decision and this matter is now concluded.

2.  In re Payroll Express Corporation of New York and Payroll
    ---------------------------------------------------------
Express Corporation, United States Bankruptcy Court for the Southern District of New York. Case Nos. 92-B-43 149 (CB) and 92-B-43 150 (CB). Reported on Form 10-K for the period ended December 31, 1996 and on Form 10-Q for the period ended June
30, 1997. On September 4, 1997, the court approved a settlement in John E. Pereira, as Chapter 11 Trustee of the Estate of
   -------------------------------------------------------
Payroll Express Corporation et al v. United Jersey Bank, United
-------------------------------------------------------
States Bankruptcy Court for the Southern District of New York, Adversary Proceeding No. 94-8297A, pursuant to which Summit paid the sum of $300,000.00 to the Trustee. The adversary proceeding was dismissed on September 16, 1997. Neither the trustee's preference claim against the Bank nor the Payroll Express customers' claims are affected by the settlement.

3.  Annette Loatman on behalf of herself and all others similarly
    -------------------------------------------------------------
situated v. United Jersey Bank, U.S. District Court for the
------------------------------
District of New Jersey, Civil Action No. 95-5258 (JBS), filed on October 4, 1995. Robert M. Gundle, on behalf of himself and all
                 ----------------------------------------------
other similarly situated v. Summit Bank, successor in interest to
-----------------------------------------------------------------
United Jersey Bank, U.S. District Court for the District of New
------------------
Jersey, Civil Action No. 96-4477 (JBS), filed on October 14, 1996. Reported on Form 10-K for the period ended December 31, 1996.
On August 28, 1997, the court entered an order directing the Bank to compensate Loatman's attorneys for fees and costs stemming from their efforts to enjoin employees of the Bank from contacting plaintiff personally and in connection with their motion for sanctions. On August 29, 1997, the court granted the Bank's motion for summary judgment as to all federal claims asserted in both matters, and dismissed the plaintiffs' complaints as to the remaining claims for lack of supplemental jurisdiction.

On September 19, 1997, Plaintiff's attorneys filed a fee application in the U.S. District Court, pursuant to the August 28, 1997 order, which the Bank opposed. No decision has been rendered by the court. On September 24, 1997, the Bank filed a notice of appeal from the August 28, 1997 order to the United States Court of Appeals for the Third Circuit.

On September 26, 1997, the Superior Court of New Jersey, Camden County, orally granted Loatman's application to reinstate her state court complaint in the matter Annette Loatman, on
                              -------------------
behalf of herself
-----------------
and all others similarly situated v. United Jersey Bank, Superior
-------------------------------------------------------
Court of New Jersey, Docket No. CAM-L-3526-96. No formal order has yet been entered.

4.  Daniel Iverson, Lawrence Cohen and Terri Cohen, on behalf of
    ------------------------------------------------------------
themselves and all others similarly situated v. Collective Bank, a
------------------------------------------------------------------
federally chartered savings bank organized under the laws of the
----------------------------------------------------------------
United States of America (improperly named as Collective Bancorp,
-----------------------------------------------------------------
Inc., a Delaware corporation), on behalf of itself and all others
-----------------------------------------------------------------
similarly situated. Superior Court of New Jersey, Atlantic County,
------------------
Docket No. ATL-L-2578-95, filed on July 26, 1995. In their complaint, plaintiffs contend that, under the New Jersey Mortgage Financing Law, a lender may not charge an attorney review fee to a borrower in connection with a residential mortgage transaction. They contend that Collective's so doing was a violation of that law and of the New Jersey Consumer Fraud Act. The measure of damages sought is the total amount of review fees paid by members of the putative (but as yet uncertified) class. Plaintiffs also seek treble damages under the Consumer Fraud Act. On October 2, 1997, the court entered an order granting partial summary judgment to the plaintiffs. On October 17, 1997, the Bank filed a notice of motion for leave to appeal to the Appellate Division of the Superior Court of New Jersey.

ITEM 2.  CHANGES IN SECURITIES.
-------------------------------

(a)	On August 20, 1997, the Board of Directors of the Registrant
     approved a three for two split up on the capital stock of the Registrant, payable on September 24, 1997 to shareholders of record on September 3, 1997. In connection with the stock split, the Registrant amended its Restated Certificate of Incorporation to provide for a corresponding increase in the number of authorized shares of common stock from 260,000,000 to 390,000,000 and preferred stock from 4,000,000 to 6,000,000 and a decrease in the par value of the common stock from $1.20 per share to $.80 per share.

	    Also in connection with this stock split, pursuant to the Rights Agreement, dated as of August 16, 1989 between the Registrant and First Chicago Trust Company of New York, the exercise price and the number of shares of Series R Preferred Stock purchasable upon exercise of the Registrants preferred stock purchase rights were adjusted from $90 to $60 and from one-hundredth of a share to one-hundred and fiftieth of a share, respectively.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------
Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------
Not applicable.

ITEM 5.  OTHER INFORMATION.
---------------------------
Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------
(a)	 Exhibits
	    --------
     (2) A(i)  Certificate of Amendment effective  September 24,
                 1997 to the Restated Certificate of
                 Incorporation of Summit Bancorp.

     (2) A(ii) Restated Certificate of Incorporation of Summit
                 Bancorp. dated August 8, 1997 as amended effective September 24, 1997

     (3) A(i)  Notice to Rights Agent dated August 20, 1997

     (27.1)    Summit Bancorp. financial data schedule - September 30, 1997

     (27.2)    Summit Bancorp. financial data schedule - June 30, 1997

     (27.3)    Summit Bancorp. financial data schedule - March 31, 1997

     (27.4)    Summit Bancorp. financial data schedule - September 30, 1996

     (27.5)    Summit Bancorp. financial data schedule - December 31, 1996

     (27.6)    Summit Bancorp. financial data schedule - December 31, 1995

     (27.7)    Summit Bancorp. financial data schedule - December 31, 1994



(b)	 Reports on Form 8-K
     -------------------
	    In a current report on Form 8-K dated July 28, 1997, the Company under Item 7 Financial Statements, Pro Forma Financial Information and Exhibits reported audited financial statements and notes for Collective Bancorp, Inc. ("Collective"). These financial statements included audited balance sheets at June 30, 1996 and 1995, audited statements of income, cash flows, and stockholders' equity for the three years ended June 30, 1996.

     The Company also reported interim financial statements for Collective. These financial statements included balance sheets at March 31, 1997 and June 30, 1996, statements of income, cash flows and stockholders' equity for the three months and nine months ended March 31, 1997 and 1996. The Company also reported Pro Forma Financial Information which included a condensed pro forma balance sheet at March 31, 1997 and condensed pro forma statements of income for the nine months ended March 31, 1997 and 1996 and the years ended December 31, 1996, 1995, and 1994.

	    In a current report on Form 8-K dated August 1, 1997, the Company under Item 2 Acquisitions or Disposition of Assets reported the completion of the pooling acquisition of Collective on August 1, 1997.

	    In a current report on Form 8-K dated August 20, 1997, the Company under Item 5 Other Events reported that Board of Directors of the Company approved a 3-for-2 stock split of its common stock, payable on September 24, 1997 to shareholders of record on September 3, 1997. The Board of Directors of the Company also approved a 12.5 percent increase in the Company's quarterly common stock cash dividend from $.24 per common share (as adjusted for the stock split) to $.27 per share on a post -split basis.

                                 SIGNATURE
                                 ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                SUMMIT BANCORP.
                                                ---------------
                                                  Registrant



DATE:   November 13, 1997    BY:             /s/ WILLIAM J. HEALY
                                             -----------------------
                                                 William J. Healy
                                             Executive Vice President
                                                  and Comptroller
                                             (Duly Authorized Officer
                                              and Chief Accounting
                                              Officer)

                            EXHIBIT INDEX
                            -------------

Exhibit No.                   Description
----------- -------------------------------------------------
(2) A(i)    Certificate of Amendment effective  September 24,
              1997 to the Restated Certificate of
              Incorporation of Summit Bancorp.

(2) A(ii)   Restated Certificate of  Incorporation of Summit
              Bancorp. dated August 8, 1997 as amended effective September 24, 1997

(3) A(i)    Notice to Rights Agent dated August 20, 1997

(27.1)      Summit Bancorp. financial data schedule - September 30, 1997

(27.2)      Summit Bancorp. financial data schedule - June 30, 1997

(27.3)      Summit Bancorp. financial data schedule - March 31, 1997

(27.4)      Summit Bancorp. financial data schedule - September 30, 1996

(27.5)      Summit Bancorp. financial data schedule - December 31, 1996

(27.6)      Summit Bancorp. financial data schedule - December 31, 1995

(27.7)      Summit Bancorp. financial data schedule - December 31, 1994