Form 10-K
period 1997-12-31
SUMMIT BANCORP/NJ/
filed 1998-03-27
CIK 101320

================================================================================

                                    Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------

                          Commission File Number 1-6451

                              -------------------

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

                              -------------------

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
Common Stock $.80 par value                              New York Stock Exchange
Preferred Stock Purchase Rights                          New York Stock Exchange
8.625% Subordinated Notes Due December 10, 2002          New York Stock Exchange

                              -------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

                              -------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes   X                     No
                          -----                      -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


 As of February 17, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $8,587,663,945.

     As of February 17, 1998, there were 177,202,715 shares of common stock,
                          $.80 par value outstanding.

                              -------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Summit Bancorp 1997 Annual Report to Shareholders (portion)        (Parts I, II and IV).
Proxy Statement dated March 6, 1998 (portion)                     (Parts I and III).

================================================================================

                                 SUMMIT BANCORP.

                               Index to Form 10-K


                                     Part I

Item 1.        Business                                                                Page

               a)  General development of business ..................................    3

               b)  Financial information about industry segments ....................    3

               c)  Narrative description of business ................................    3

               d)  Financial information about foreign and domestic operations
                      and export sales ..............................................   11

               e)  Statistical information ..........................................   12

Item  2.       Properties ...........................................................   14

Item  3.       Legal Proceedings ....................................................   15

Item  4.       Submission of Matters to a Vote of Security Holders ..................   18

               Executive Officers of the Registrant .................................   19

                                          Part II

Item  5.       Market for Registrant's Common Equity and Related
               Stockholder Matters ..................................................   20

Item  6.       Selected Financial Data ..............................................   20

Item  7.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations ................................................   20

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk ...........   20

Item  8.       Financial Statements and Supplementary Data ..........................   20

Item  9.       Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure .................................................   20

                                   Part III

Item 10.       Directors and Executive Officers of the Registrant ...................   21

Item 11.       Executive Compensation ...............................................   21

Item 12.       Security Ownership of Certain Beneficial Owners and Management .......   21

Item 13.       Certain Relationships and Related Transactions .......................   21

                                          Part IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K .....   22

               Signatures ...........................................................   28

                                     PART I
Item 1. Business.

(a)   General development of business.

      Summit Bancorp. ("Summit" or the "Company") has its corporate office at 301 Carnegie Center, P.O. Box 2066, Princeton, New Jersey 08543-2066.

      Summit, the registrant, commenced operations on October 1, 1970 as a New Jersey corporation and as a bank holding company registered under the Bank Holding Company Act of 1956. At December 31, 1997, the Company owned three banks ("bank subsidiaries") and several active non-bank subsidiaries and had total consolidated assets of $30.0 billion, which ranked it as the largest New Jersey-based bank holding company. The bank subsidiaries engage in a general banking business, and are as follows: Summit Bank ("Summit Bank NJ") and Collective Bank, both operating in New Jersey; Summit Bank ("Summit Bank PA"), operating in Pennsylvania. Collective Bank was merged into Summit Bank NJ after the close of business on March 13, 1998. The non-bank subsidiaries engage primarily in securities brokerage, insurance brokerage, venture capital investment, commercial finance lending, lease financing, asset-based lending production, letter of credit issuance, data processing, and reinsuring credit life and disability insurance policies related to consumer loans made by the bank subsidiaries. For a discussion on the development of the Company's business during 1997, see the "Financial Review" on pages 19 through 33 of the 1997 Annual Report to Shareholders which section is incorporated herein by reference through Exhibit 13.

      On August 1, 1997, the Company completed the acquisition of Collective Bancorp, Inc. This acquisition was accounted for as a pooling of interests and all financial information has been restated. Additionally, since October 1996, the Company completed three acquisitions that affect comparisons to prior year financial information. Two were purchase acquisitions: Continental Bancorporation and Central Jersey Financial Corporation which were completed on October 1, 1996, and December 7, 1996, respectively. On March 1, 1997, the acquisition of B.M.J. Financial Corp. was completed and has been reflected in the financial statements from January 1, 1997. For additional information on these and other acquisitions and the related 1997 and 1996 restructuring charges, see Note 2 of the Consolidated Financial Statements on page 41 of the 1997 Annual Report to Shareholders.

      On August 20, 1997, the Board of Directors approved a three-for-two stock split, which was paid on September 24, 1997, to shareholders of record on September 3, 1997. All share data has been retroactively adjusted for the common stock split. In connection with the stock split, the Company increased the number of authorized shares of common stock from 260 million to 390 million and preferred stock from 4 million to 6 million, and decreased the par value of the common stock from $1.20 per share to $.80 per share.

      In the first quarter of 1997, the Company, through the formation of a wholly-owned special purpose subsidiary, Summit Capital Trust I (the "Trust"), issued $150.0 million of capital securities. The proceeds from the issuance of the capital securities were invested in securities that provided a yield comparable to the 8.40% dividend on the capital securities. The capital securities were issued as an inexpensive form of Tier I capital. For additional information on the Trust and the subsequent issuance of securities, see Note 10 of the Consolidated Financial Statements on pages 44 and 45 of the 1997 Annual Report to Shareholders.

      The Company began taking a proactive stance regarding the Year 2000. For additional information, see Year 2000 on page 31 in the 1997 Annual Report to Shareholders.

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

Bank Subsidiaries

      Summit Bank NJ (formerly United Jersey Bank) was organized in 1899 and is the Company's largest bank subsidiary. After the merger of Collective Bank on March 13, 1998, Summit Bank NJ accounts for 91% of the Company's assets. Based on the latest available data concerning deposit market share, Summit Bank NJ ranked as the largest New Jersey-based commercial bank. Summit Bank NJ operates 362 banking offices throughout 19 of the

21 counties in New Jersey. Summit Bank PA (formerly First Valley Bank) was organized in 1968 and is the Company's Pennsylvania bank subsidiary, accounting for 8% of consolidated assets. Summit Bank PA operates 64 offices in 13 counties in eastern Pennsylvania.

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

Non-Bank Subsidiaries

      The Company owns and operates Summit Commercial/Gibraltar Corp. and Summit Commercial Corp., which are commercial finance companies operating in the New York-New Jersey and the New Jersey-Baltimore metropolitan areas, respectively, and which specialize in making loans secured by accounts receivable, inventory and equipment, as well as financing sales and leases of equipment. The Company, through its wholly-owned bank subsidiary, Summit Bank PA, owns and operates Summit Discount Brokerage Co., which is engaged in the stock brokerage business and in the underwriting of municipal bonds. The Company, through its wholly-owned bank subsidiaries, owns and operates Summit Service Corporation, which provides data processing services to the bank subsidiaries. The Company, through Summit Bank NJ, owns and operates Corporate Dynamics, an employee benefits brokerage and consulting firm, and Philadelphia Benefits Corporation, a group health insurance general agency. Corporate Dynamics and Philadelphia Benefits Corporation operate principally in the Mid-Atlantic region. Total revenues (excluding intercompany revenues) for all non-bank subsidiaries as a group during the last three years accounted for less than 10% of consolidated revenues.

Supervision and Regulation

      The banking industry is highly regulated. This regulatory framework is intended primarily for the protection of depositors and the federal deposit insurance funds and not for the protection of securityholders. Statutory and regulatory controls increase a bank holding company's cost of doing business and limit the options of its management to employ assets and maximize income. Areas subject to regulation and supervision by the bank regulatory agencies include: nature of business activities; minimum capital levels; dividends; affiliate transactions; expansion of locations; acquisitions and mergers; interest rates paid on certain types of deposits; reserves against deposits; terms, amounts and interest rates charged to various types of borrowers; and investments. For additional information on regulatory matters, see Note 19 of the Consolidated Financial Statements on page 51 of the 1997 Annual Report to Shareholders.

Bank Holding Company Regulation

      Summit is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As a bank holding company, Summit is supervised by the Board of Governors of the Federal Reserve Bank (the "FRB") and is required to file reports with the FRB and provide such additional information as the FRB may require. Summit is also regulated by the New Jersey and Pennsylvania Departments of Banking.

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

      Summit is required by the Holding Company Act to file annual reports of its operations with the FRB and is subject to examination by the FRB. Under
Section 106 of the 1970 amendments to the Holding Company Act and the regulations of the FRB, bank holding companies and their subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services. Regulations of the FRB under the Federal Reserve Act require that reserves be maintained by a bank subsidiary of Summit on deposits. They also place limits upon the amount of Summit's equity securities which may be repurchased or redeemed by Summit.

Interstate Banking and Regulatory Relief Legislation in 1994

      The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Act") permits full nationwide interstate banking (e.g., bank holding company ("BHC") acquisition of bank subsidiaries anywhere in the U.S.) and, as of June 1, 1997, interstate branching by merger. Importantly, states retain the right to require that out-of-state BHCs and banks comply with certain state rules governing entry.

      A brief summary of the Act's major provisions follows:

         (A) Interstate Banking. Adequately capitalized and adequately managed BHCs are permitted to acquire banks in any state. States cannot opt-out of this provision. State laws may prohibit the purchase of banks 5 years of age or less. Concentration limits are imposed (10% of bank and thrift deposits nationwide/ 30% in the state; the state supervisor may waive this 30% limit). States retain existing authority to impose nondiscriminatory deposit caps.

         (B) Bank/Thrift Affiliate Agency Authority. An insured bank subsidiary may act as agent for an affiliate bank or thrift in offering specified banking services both within and across state lines without offices of the agent being deemed branches of the affiliates on whose behalf they act. Summit Bank NJ and Summit Bank PA act as agents for each other pursuant to this authority.

         (C)   Interstate Branching.

             (1) Branching Through Bank Mergers. As of June 1, 1997, the appropriate Federal regulator may approve the merger of adequately capitalized banks across state lines, so long as the resulting institution is adequately capitalized and adequately managed. Bank mergers have to conform with state laws which impose age restrictions of up to 5 years on acquisitions of new banks. Where the bank/BHC is effectively moving into a new state as a result of the merger, regulators must consider Community Reinvestment Act compliance of all bank affiliates before approving the merger application. The 10% nationwide/30% state by state deposit concentration limits discussed above also apply to bank mergers; states retain current authority to impose deposit caps.

             (2) Direct Branching by Banks. National and state banks are prohibited from directly acquiring an existing branch (separate from the acquisition of a charter), or establishing a de novo branch, in a host state unless the law of the host state permits it. New Jersey permits the acquisition of an existing branch but prohibits de novo; Pennsylvania permits both.

         (D) Laws Applicable to State Interstate Branches. Branches of out-of-state state chartered banks are subject to the laws of the host state, including limits on permissible activities, as if they were branches of a bank whose headquarters are located in that host state.

         (E) Other. For financial institutions that maintain one or more branches outside the home state, the appropriate Federal banking agency must prepare a written evaluation of the entire institution's Community Reinvestment Act performance and a separate evaluation of the institution's performance for each state and metropolitan statistical area, and for the non-metropolitan portion of the state. The Act prohibits the use of interstate branches primarily for the purpose of deposit production, and requires that the interstate bank's level of lending in the host state relative to deposits from the host state (using available information) be greater than half the average of all banks with home offices in that state. The appropriate Federal regulator may require closure of a branch which fails this test. In the case of an interstate bank that proposes to close any branch in a low- or moderate-income area, the branch closure notices must contain the mailing address of the bank's Federal regulator, and a statement that comments regarding the closure may be mailed to that regulator. If a person from the area in which the branch is located submits a written request and includes a statement of specific reasons, and the request is not frivolous, the agency must consult with community leaders and convene a meeting with such leaders and depository institutions to explore the feasibility of obtaining adequate alternative facilities and services. The legislation specifically states that this process shall not affect the authority of the bank to close the branch, or the timing of the closing.

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

      Pursuant to FDICIA, each federal banking agency has promulgated regulations specifying the levels at which a financial institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," and when it would take certain mandatory and discretionary supervisory actions based on the capital level of the institution.

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

      FDICIA provides that the FDIC insurance assessments are to move from flat-rate premiums to a new system of risk-based premium assessments. The risk-based insurance assessment evaluates an institution's potential for causing a loss to the insurance fund and bases deposit insurance premiums upon individual bank profiles. The majority of the Company's FDIC insured deposits are covered under the BIF. As a result of deposits acquired through the acquisition of thrift institutions over the last several years, the Company has approximately $4.8 billion of deposits that are insured under the Savings Association Insurance Fund ("SAIF").

      The Deposit Insurance Funds Act of 1996, which became law on September 30, 1996, included measures to address the disparity in deposit insurance assessment rates that had developed between institutions whose deposits are insured by BIF and those whose deposits are insured by SAIF. The SAIF was recapitalized through a special "one time only" assessment of 0.657 percent of all deposits insured by that Fund; the proceeds of this assessment brought SAIF to its designated reserve ratio. As part of this legislation, the assessment basis for the Financing Corporation ("FICO") bonds issued to finance resolution of early stages of the savings and loan crisis, was broadened to include banks; however, banks are assessed for this purpose at only one-fifth the rate of the assessment on savings associations until December 31, 1999. As a result of these changes, the deposit insurance assessment for banks and for thrifts has been nearly equalized and will be identical for comparably rated institutions after January 1, 2000, at which time banks will share equally in the FICO assessment and the BIF and SAIF funds will be merged.

FIRREA

      Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. These provisions have commonly been referred to as FIRREA's "cross guarantee" provisions. Liability under the "cross guarantee" provisions is subordinate to claims (other than claims by shareholders, including bank holding companies, in their capacity as shareholders, and affiliates of the institution) of depositors, secured creditors, other general or senior creditors, and holders of obligations subordinated to depositors or other creditors.

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

Dividend Restrictions

      Various federal and state statutory provisions limit the amount of dividends Summit's subsidiary banks can pay to Summit without prior regulatory approval. The Federal Reserve Act, which affects both Summit Bank NJ and Summit Bank PA, restricts the payment of dividends in any calendar year to the net profit of the current year combined with retained net profits of the preceding two years. Further, each bank, as a state-chartered bank, may declare a dividend only if, after payment thereof, its capital would be unimpaired and its remaining surplus would equal 50 percent of it's capital stock (New Jersey) or its surplus would not be reduced (New Jersey and Pennsylvania). In addition, under FDICIA all institutions are prohibited from paying dividends if after doing so an institution would be undercapitalized. For additional information on dividend restrictions and amounts available for dividend distributions, see Note 19 of the Consolidated Financial Statements on page 51 of the Annual Report to Shareholders.

Regulation of Subsidiaries

      Various laws and the regulations thereunder applicable to the Company and its bank subsidiaries impose restrictions and requirements in many areas, including capital requirements, the maintenance of reserves, establishment of new offices, the making of loans and investments, consumer protection, employment practices and other matters. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, on the extent to which a bank subsidiary may finance or otherwise supply funds to Summit or its non-bank subsidiaries. Under Federal law, a bank subsidiary is subject to individual and aggregate limits with respect to loans or extensions of credit, or investments in the securities of, its parent and the nonbank subsidiaries of its parent. Any such loans to nonbank affiliates must be collateralized in keeping with a sliding scale that varies in accordance with the quality of the collateral. See Note 19 of the Consolidated Financial Statements on page 51 of the 1997 Annual Report to Shareholders. Summit and its banking and other subsidiaries are also subject to certain restrictions with respect to engaging in the business of issuing, underwriting, public sale, flotation or distribution of securities.

      The two state-chartered subsidiary banks are subject to the supervision of, and to regular examination by, the New Jersey Department of Banking and Insurance, in the case of Summit Bank NJ, and the Pennsylvania Department of Banking, in the case of Summit Bank PA. In addition, the subsidiary banks are subject to review by the U.S Department of Education with respect to student loan activity. Summit Bank NJ and Summit Bank PA are subject to examination by the FRB. As a registered municipal securities dealer, Summit Bank NJ is subject to the supervision of the Municipal Securities Rulemaking Board.

      None of the stocks of the subsidiary banks or other subsidiaries owned or controlled by Summit carry statutory double liability. However, Article XIV,
Section 11 of the Constitution of the State of Arizona provides that the stock of Summit Credit Life Insurance Company may be subject to assessment to restore impaired capital under certain circumstances as, and to the extent, provided therein. There is no such provision in New Jersey or Pennsylvania law governing the stock of Summit's state-chartered banks.

      Summit and its non-bank subsidiaries are subject to examination by the New Jersey and Pennsylvania state bank regulatory agencies and the FRB, and the FDIC may, at its discretion, examine the bank subsidiaries. As a mortgagee approved by the Department of Housing and Urban Development and a seller-servicer of mortgages approved by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the New Jersey Housing and Mortgage Finance Agency, Summit Bank NJ and Summit Mortgage Banking Services, Inc. are subject to regulation or supervision by these government agencies. Summit Bank PA is a participant in the mortgage program conducted by the Pennsylvania Housing Finance Agency and is subject to the supervision of that agency. Summit Discount Brokerage Co. is subject to regulation and examination by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., and securities regulatory authorities of California, Connecticut, Florida, New Jersey, New York and Pennsylvania and, as a municipal securities dealer, to regulation by the Municipal Securities Rulemaking Board. Summit Credit Life Insurance Company is subject to regulation and examination by the Department of Insurance of the State of Arizona. Beechwood Insurance Agency, Inc. is subject to the jurisdiction of, and to regular examination by, the New Jersey Department of Banking and Insurance. Summit Commercial Corp. is subject to the jurisdiction of the Connecticut and Maryland Department of Banking. Corporate Dynamics and Philadelphia Benefits Corporation are licensed as insurance brokers in over 20 states and are subject to the jurisdiction of the insurance regulatory authorities of each state in which they are licensed to do business. Summit Mortgage Banking Services, Inc. is subject to the jurisdiction of the banking authorities of the states of New York and Delaware.

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

      (c) (1) (i) Principal products and services rendered by industry segments.

      Not applicable. See response to Item l (c) (1) contained elsewhere in this report.

      (c) (1) (ii) Description of new products or segments.

      There were no new products or industry segments that required the investment of a material amount of the assets of the Company or that otherwise were material.

      (c) (1) (iii) Sources and availability of raw materials.

      Not applicable.

   (c) (1) (iv) Importance of patents, trademarks, licenses, franchises and concessions held.

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

   (c) (1) (v) Seasonality of business.

         Not applicable.

   (c) (1) (vi) Working capital requirements related to inventory.

         Not applicable.

   (c) (1)  (vii) Concentration of customers.

      The business of the registrant and its subsidiaries is not dependent on a single customer, nor on a small group of customers.

   (c) (1) (viii) Backlog of orders.

         Not applicable.

   (c) (1) (ix) Government contracts.

      No material portion of the business of Summit and its subsidiaries is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government.

   (c) (1) (x) Competition.

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

      For most of the services which the subsidiaries perform, there is increasing competition from financial institutions other than commercial banks due to the relaxation of regulatory restrictions. Money market and mutual funds actively compete with banks for deposits. Savings banks, savings and loan associations and credit unions also actively compete for deposits and for various types of loans; such institutions, as well as securities brokers, consumer finance companies, mortgage companies, factors, insurance companies and pension trusts, are important competitors. Financial institutions such as these, as well as retailers and other non-bank entities, have acquired so-called "non-bank banks" permitting them to offer traditional banking services without being subject to the same degree of regulation. Insurance companies, mutual fund investment counseling firms and other business firms and individuals offer competition for personal and corporate trust services and investment advisory services.

      Competition for banking and permitted non-bank services is based on price, nature of product, quality of service, and in the case of retail activities, convenience of location.


   (c) (1) (xi) Research and development.

      Summit and its subsidiaries conduct research activities, from time to time, relating to the development of new services. Expenditures for these activities are not considered material to the financial condition of Summit and its subsidiaries. Research expenditures during 1997 were charged directly to expense as incurred.

   (c) (1) (xii) Cost of compliance with environmental regulations.

      It is not expected that compliance with Federal, state and local provisions relating to the protection of the environment will have any material effect on Summit or its subsidiaries.

   (c) (1) (xiii) Number of persons employed.

      At December 31, 1997, there were 8,566 persons, on a full-time equivalent basis, employed by Summit and its subsidiaries.

   (d) Financial information about foreign and domestic operations and export sales.

      Summit Bank NJ operates an International Banking Department principally for the benefit of its domestic customers and an offshore banking facility on the island of Grand Cayman in the British West Indies. UJB Trade Finance (HK), Limited, operating under a Hong Kong charter, issues documentary letters of credit to Asian suppliers on behalf of U.S. importers. Business at these offshore facilities constituted less than one-half of one percent of the total assets and income of Summit Bank NJ in 1997.

   (e) Statistical information

      The following information sets forth, on a consolidated basis, certain statistical information concerning Summit and its subsidiaries. The tables should be read in conjunction with the consolidated financial statements contained in the 1997 Annual Report to Shareholders. Average data have been derived from daily balances except in the case of certain smaller subsidiaries where month-end balances were used.

Distribution of Assets, Liabilities and Shareholders' Equity, Interest Rates and Interest Differential

      For information on average balances, interest and average rates earned and paid see Average Balance Sheets With Resultant Interest and Rates on pages 32 and 33 in the 1997 Annual Report to Shareholders.

      For information on the effective interest differential of volume and rate changes for the years 1997 and 1996 on a tax-equivalent basis see Rate/Volume Table on page 24, and for additional information on interest sensitivity see Asset/Liability Management on pages 28 and 29 in the 1997 Annual Report to Shareholders.

Securities

      Securities available for sale are carried at fair value, and securities held to maturity are carried at amortized cost. For information on the carrying value at December 31, 1997, 1996 and 1995, and maturity distribution and weighted average yields to maturity on a tax equivalent basis for securities at December 31, 1997, see Note 3 of the Consolidated Financial Statements on page 42 of the 1997 Annual Report to Shareholders.

Loan Portfolio

      For information on the loan portfolio for the five years ended December 31, 1997, see Year-End Loans on page 21 in the 1997 Annual Report to Shareholders. Included in commercial and industrial loans are lease financing receivables of $874.5 million in 1997, $578.8 million in 1996, $319.1 million in 1995, $317.4 million in 1994, and $204.6 million in 1993.

      Unearned discount on loans and leases at December 31, 1997 and 1996 were $108.9 million and $93.5 million, respectively. For information concerning concentrations of credit risk, see Note 4 of the Consolidated Financial Statements on page 43 of the 1997 Annual Report to Shareholders.

      For information on the approximate maturity distribution of loans at December 31, 1997, and the segregation of those loans into predetermined interest rates or floating or adjustable interest rates, see Loan Maturities on page 21 in the 1997 Annual Report to Shareholders.

      For information concerning the Company's accounting policy for non-performing loans, see Note 1 of the Consolidated Financial Statements on pages 38 and 39 of the 1997 Annual Report to Shareholders. For information on the principal amount of non-performing loans and loans contractually past due 90 days or more at December 31 for each of the past five years, and their resultant impact on earnings before taxes for the years then ended, see Non-Performing Assets on page 26 of the 1997 Annual Report to Shareholders. All loans referenced above represent domestic loans. There are no foreign loans included in any of the categories.

      Potential problem loans are those which management believes conditions indicate that the collection of principal and interest may be doubtful in accordance with the original contract terms. They are not included in non-performing loans as these loans are still performing. Potential problem loans, predominantly commercial and industrial loans, were $12.5 million and $11.0 million at December 31, 1997 and 1996, respectively. The risk associated with such loans has been factored into the Company's assessment of the adequacy of the allowance for loan losses.

Summary of Loan Loss Experience

      For information on the relationship over the past five years among loans, loans charged off and loan recoveries, the provision for loan losses and the allowance for loan losses, see Allowance for Loan Losses on page 27 and Note 4 on page 43 of the 1997 Annual Report to Shareholders.

      Specific allocations as well as a need for general reserves are identified by loan type and allocated according to the following categories of loans at December 31 for each of the past five years. The analysis of the adequacy of the allowance for loan losses for the year 1996 and prior was the result of combining Collective Bancorp, Inc. and Summit's previously restated analysis as a result of The Summit Bancorporation acquisition. The analysis for 1997 includes the effect of the merged entities under the one methodology. The percentage of loans to total loans is based upon the classification of loans shown as follows:

                      1997                     1996                    1995                     1994                    1993
              --------------------     --------------------     -------------------     --------------------    --------------------
(In thousands)

                           Percentage              Percentage              Percentage              Percentage             Percentage
                               of                      of                      of                      of                       of
                             loans                   loans                   loans                   loans                     loans
                               to                      to                      to                      to                       to
                             total                    total                   total                   total                    total
               Amount        loans      Amount        loans      Amount       loans      Amount       loans      Amount        loans
              --------      ------     --------      ------     --------     ------     --------     ------     --------      ------
Commercial
and
industrial    $ 52,459       26.5%     $ 45,922       24.9%     $ 59,357      28.4%     $ 68,801      29.6%     $ 84,817       28.7%

Construction
and
development      7,718        2.0        36,617        1.8        44,390       2.7        61,777       4.6        87,210        6.9

Commercial
mortgage        26,480       14.3        20,690       15.1        31,754      14.8        31,943      19.0        30,814       18.0

Residential
mortgage        12,846       30.1        13,650       34.0        23,229      32.5        26,230      25.5        27,022       25.9

Consumer        28,423       22.5        22,746       20.9        21,677      19.7        25,504      19.2        21,466       19.0

Loan
commitment
and
other
loans            1,742        4.6         7,762        3.3        26,895       1.9         3,221       2.1         1,226        1.5

Unallocated    166,826        N/A       133,224        N/A        85,858       N/A       105,860       N/A       108,764        N/A
              --------      ------     --------      ------     --------     ------     --------     ------     --------      ------

Total         $296,494      100.0%     $280,611      100.0%     $293,160     100.0%     $323,336     100.0%     $361,319      100.0%
              ========      ======     ========      ======     ========     ======     ========     ======     ========      ======

Deposits

      For information on classification of average balances for deposits, see Average Balance Sheets with Resultant Interest and Rates on pages 32 and 33, and for additional information on deposits at December 31, 1997, see Note 7 to the Consolidated Financial Statements on page 44 of the 1997 Annual Report to Shareholders.

      The following table shows, by time remaining to maturity, all certificates of deposit $100,000 and over at December 31, 1997 (in thousands):

        Less than three months .......................    $  947,485
        Three to six months ..........................       120,307
        Six to twelve months .........................       184,649
        More than twelve months ......................       236,055
                                                          ----------
                Total                                     $1,488,496
                                                          ==========

Return on Equity and Assets

      For information on consolidated ratios, see Consolidated Summary of Selected Financial Data on pages 54 and 55 and see Unaudited Quarterly Financial Data on page 56 in the 1997 Annual Report to Shareholders.

Short-Term Borrowings

      For information relating to certain short-term borrowings for each of the past three years, see Short-Term Borrowings on page 22 and Note 8 to the Consolidated Financial Statements on page 44 of the 1997 Annual Report to Shareholders.

Item 2. Properties.

      The Company owns its administrative headquarters building in West Windsor Township, New Jersey. Summit Bank NJ owns its principal banking office located in Hackensack, New Jersey in a nine-story building. In addition to its principal office, Summit Bank NJ also leases facilities in Cranford, Dayton, Egg Harbor and Mays Landing, New Jersey, and owns facilities in Cologne and Egg Harbor, New Jersey, all of which are used for various administrative and back office loan operations. The principal banking and administrative offices of Summit Bank PA are located in an eleven-story building in Bethlehem, Pennsylvania. Summit Bank PA leases the building for an initial term ending in the year 2000, with renewal options extending for an additional 38 years. Summit Bank PA occupies approximately two-thirds of the building. The bank subsidiaries conduct business in approximately 426 banking offices, of which approximately 49% are owned, with the remaining leased. Office space in certain of the owned buildings is leased to others. Summit Service Corporation, a wholly owned subsidiary of the bank subsidiaries, leases 300,000 square feet of real property located in Ridgefield Park, New Jersey for use as the principal data processing facility.

      For additional information on properties see Note 5 and Note 9 of the Consolidated Financial Statements on pages 43 and 44, respectively, of the 1997 Annual Report to Shareholders.

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

        Plaintiff brought this action against Alexander Summer Company and United Jersey Bank (now Summit Bank, a subsidiary of registrant), to recover brokerage commissions and punitive damages. On November 7, 1994, the trial court found in favor of the plaintiff with respect to commissions on two properties and awarded compensatory damages of $131,250, prejudgment interest of $42,759, and punitive damages in the amount of $400,000. The trial court held that damages could not be awarded to the plaintiff in connection with a third property and also that it could not consider plaintiff's legal expenses in the award of punitive damages. The parties cross-appealed.

        In a decision filed November 18, 1996, the Appellate Division affirmed the trial court's decision in favor of plaintiff with respect to the first two properties but, reversing the trial court, held that the plaintiff was entitled to damages for loss of the brokerage commission on the third property, and that the trial court should consider plaintiff's litigation expenses in the award of punitive damages.

        On April 28, 1997, the New Jersey Supreme Court granted United Jersey Bank's petition for certification but, before it had rendered a decision on the merits, a settlement was reached by the parties. A stipulation of dismissal was submitted to the Supreme Court on December 17, 1997. The Bank's contribution to the settlement was not material to the Consolidated Financial Statements.

2. Annette Loatman on behalf of herself and all others similarly situated v. United Jersey Bank, U.S. District Court for the District of New Jersey, Civil Action No. 95CV05258 (JBS), filed on October 4, 1995, Robert M. Gundle, III, on behalf of himself and all others similarly situated v. Summit Bank, successor in interest to United Jersey Bank, U.S. District Court for the District of New Jersey, Civil Action No. 96-4477 (JBS), filed on October 14, 1996, and Annette Loatman, on behalf of herself and all others similarly situated v. United Jersey Bank, Superior Court of New Jersey, Camden County, Docket No. L-3527-96 ("the State Action"), filed April 24, 1996, dismissed without prejudice pending the outcome of the federal actions on December 9, 1996, and reinstated October 15, 1997 with Robert M. Gundle, III as an additional named plaintiff.

        The plaintiffs entered into retail installment sales contracts with United Jersey Bank/South, a predecessor of Summit Bank, a subsidiary of registrant, but failed to keep insurance required by their contracts in force, as a result of which the Bank obtained collateral protection insurance for them. Plaintiffs allege that they are representatives of a class of persons who are or were parties to consumer loan agreements with Summit Bank and/or United Jersey Bank and/or any subsidiary of UJB Financial Corp. (the prior name of Summit Bancorp), and from whom any of those entities collected or sought to collect collateral protection insurance charges for the period October 4, 1989 to October 3, 1995. Their complaints allege breach of contract and breach of the implied covenants of good faith and fair dealing, unconscionable commercial practices under the New Jersey Consumer Fraud Act, unjust enrichment, and breach of fiduciary duty. Their federal court complaints also alleged violations of the National Bank Act and Depository Institution and Monetary Control Act.

        On August 28, 1997, the U.S. District Court entered an order directing Summit Bank to compensate Loatman's attorneys for fees and costs stemming from their efforts to enjoin the Bank and its employees from contacting plaintiff Loatman directly. Loatman's attorneys then filed an application for a specific amount which the Bank opposed and no decision has been rendered by the court. On September 24, 1997, the Bank filed a notice of appeal from the August 28, 1997 order to the United States Court of Appeals for the Third Circuit. The plaintiffs moved to dismiss the appeal and no decision has been rendered on this motion or on the merits of the appeal.

        On August 29, 1997, the U.S. District Court granted the Bank's motion for summary judgment as to all federal claims asserted in both the Loatman and Gundle matters, and declined to exercise supplemental jurisdiction over the remaining counts of the complaint.

        On October 15, 1997, the Superior Court of New Jersey reinstated the state court actions. On December 19, 1997, the court denied the Bank's motion for summary judgment, without reaching its merits, holding that questions of fact existed which precluded summary judgment at this time. The plaintiffs have filed a motion for class certification which the Bank has opposed. The court is expected to consider this motion at the end of March 1998.

3. In re Payroll Express Corporation et al - John S. Pereira as Chapter 11 Trustee of the Estate of Payroll Express Corporation et al v. United Jersey Bank, United States District Court for the Southern District of New York, Civil Action No. 94-1565 (LAP) ("the Preference Action"), filed December 29, 1993; In re Payroll Express Corporation of New York and Payroll Express Corporation, United States Bankruptcy Court for the Southern District of New York. Case Nos. 92-B-43 149 (CB) and 92-B-43 150 (CB), Adversary proceeding No. 94-8297A, filed April 22, 1994 ("the Fraudulent Conveyance Action"); Beth Israel Medical Center, et al V. United Jersey Bank and National Westminster Bank New Jersey, United States District Court for the Southern District of New York, Civil Action No. 94-8256 (LAP), filed September 28, 1993; Frederick Goldman, Inc. V. United Jersey Bank and National Westminster Bank New Jersey, United States District Court for the Southern District of New York, Civil Action No, 94-8256 (LAP), filed March 21, 1994; Towers Financial Corporation v. United Jersey Bank, United States District Court for the District of New Jersey, Civil Action No.92-3175
(WGB), filed June 2, 1992, removed to federal court September 2, 1992; New York City Transit Authority V. United Jersey Bank and National Westminster Bank New Jersey, United States District Court for the Southern District of New York, Civil Action No.95-3685 (LAP), filed May 19, 1995; and Copytone, Inc. on behalf of itself and others similarly situated v. United Jersey Bank, National Westminster Bank New Jersey and John Does I through 20, United States District Court for the Southern District of New York, Civil Action No.
95-8217 (LAP), filed November 1995.

        Payroll Express Corp. ("Payroll"), a former customer of United Jersey Bank (now Summit Bank, a subsidiary of registrant), ("the Bank"), was primarily in the business of providing on-site check cashing services. Customers of Payroll deposited funds into a general deposit account ("Account") at the Bank to cover their payrolls and cash was obtained by debiting the Account.

        Payroll perpetrated a substantial check kiting scheme using the Account and another account at National Westminster Bank, NJ ("NatWest"). NatWest apparently discovered this scheme in late May 1992 and ceased honoring checks drawn by Payroll on its account. The Bank was left with a loss of approximately $4 million in the Account. In March 1994, Robert Felzenberg, the President of Payroll, pled guilty to wire and tax fraud, and was sentenced to 6 1/2 years imprisonment.

        After Payroll filed a petition in bankruptcy, a trustee (the "Trustee") was appointed by the court. In his Preference Action, the Trustee alleged that the Account received incoming wire transfers of at least $17,013,537.54 within the 90 days prior to the filing of bankruptcy by Payroll, that these wire transfers were used by the Bank to reduce its losses on the check kiting scheme, and that these moneys are recoverable by the Trustee as preferences under the Bankruptcy Code. The Bank successfully moved to withdraw the reference to the United States District Court for the Southern District of New York. The Bank and the Trustee then cross-moved for summary judgment and, on October 11, 1996, the court denied both motions.

        The Fraudulent Conveyance Action was settled in 1997 for $300,000. The settlement was approved by the Bankruptcy Court and the matter was dismissed.

        A number of Payroll's customers who had deposited money into the Account have also filed lawsuits against the Bank alleging various common law causes of action, including unjust enrichment, restitution, conversion, fraud, negligence and/or breach of fiduciary duty. Only the Beth Israel Medical Center, Frederick Goldman, New York City Transit Authority, and Copytone matters, which were consolidated by the Court, and the Towers Financial Corporation matter are still pending. The Bank filed motions to dismiss the consolidated complaints and, on October 11, 1996, the court granted the Bank's motion in part, dismissing the claims which were based on negligence, aiding and abetting the wrongful conduct of Payroll Express, breach of fiduciary duty, fraud, equitable fraud, conspiracy to conceal check-kiting by Payroll Express, as well as a part of the conversion claims.

The court denied the remainder of the Bank's motion but stayed the proceedings until the completion of the Trustee's Preference Action. On November 17, 1996, an order was entered dismissing the Towers Financial Corporation matter without prejudice, pending the resolution of the Trustee's Preference Action.

4. McAdoo CERCLA Matter. First Valley Bank ("FVB"), now known as Summit Bank
(Pa), a subsidiary of registrant, foreclosed on property in McAdoo, Pennsylvania, taking title by a sheriff's deed in 1980. The property was later designated by the United States Environmental Protection Agency ("EPA") as a part of a site (the "McAdoo Site") listed on the National Priorities List of sites to be remediated pursuant to the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA").

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

        FVB then participated in settlement discussions in the Alcan litigation. Pursuant to those negotiations, FVB and certain defendants, third-party defendants and other potential third-party defendants deposited, in a Court registry, a sum which the United States agreed will satisfy all of its claims against FVB. The parties also executed a Consent Decree which was approved by the District Court by Order dated June 24, 1993. The Consent Decree gives FVB a broad covenant not to sue and contribution protection to the extent available under 42 U.S.C. 9622(d)(2). The Consent Decree was the subject of public notice and comment, pursuant to 42 U.S.C. 9622(d)(2). The Initial PRPs submitted comments to the United States, objecting to the Consent Decree, including inter alia, the broad release provided to FVB. The Initial PRPs also filed a motion to intervene in the Alcan litigation, which was denied by the District Court. The Initial PRPs then appealed that denial to the United States Court of Appeals for the Third Circuit in a matter captioned United States V. Alcan Aluminum, Inc., et al, Action No.93-1099 (3rd Cir.). On May 25, 1994, the Third Circuit vacated the District Court's orders denying the motion to intervene and approving the Consent Decree, holding that the Initial PRPS could intervene as a matter of right in the Alcan litigation if they could prove that they have a protectable interest in that litigation. Consequently, the case was remanded to the District Court to determine whether the Initial PRPs have a protectable interest in the Alcan litigation.

        As a result of settlement negotiations, the parties reached an agreement in principle for the settlement of the case and the Court suspended all proceedings in the case. Under the agreement, the Alcan Settlors agreed to pay an additional $190,000, upon the entry of two new Consent decrees, one for the Alcan litigation and one for the Air Products litigation. FVB's portion of the $190,000 amounts to $8,500.

        The parties and the government then engaged in lengthy negotiations over the specific terms of the two Consent Orders, and, in September 1996, the Alcan Settlors and the Air Products Settlors signed the two Consent Decrees. In the final Alcan Consent Decree, the United States again provided FVB with a very broad release from past and future liability, similar to that contained in the earlier Alcan Consent Decree. Further, the Air Products parties are signatories to the new Alcan Consent Decree, and they specifically have agreed to the broad release afforded to FVB.

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

5. Daniel Iverson, Lawrence Cohen and Terri Cohen, on behalf of themselves and all others similarly situated v. Collective Bank, a federally chartered savings bank organized under the laws of the United States of America (improperly named as Collective Bancorp, Inc., a Delaware corporation), on behalf of itself and all others similarly situated. Superior Court of New Jersey, Atlantic County, Docket No. ATL-L-2578-95, filed on July 26, 1995.

        In their complaint against Collective Bank, a subsidiary of registrant, plaintiffs contend that, under the New Jersey Mortgage Financing Law, a lender may not charge an attorney review fee to a borrower in connection with a residential mortgage transaction. They contend that Collective's so doing was a violation of that law and of the New Jersey Consumer Fraud Act. The measure of damages sought is the total amount of review fees paid by members of the putative (but as yet uncertified) class. Plaintiffs also seek treble damages under the Consumer Fraud Act. On October 2, 1997, the court entered an order granting partial summary judgment to the plaintiffs. On October 17, 1997, the Bank filed a notice of motion for leave to appeal to the Appellate Division of the Superior Court of New Jersey. This motion was granted and the Iverson matter was consolidated with two other pending appeals (in which other institutional lenders are the defendants) relating to the same or similar issues. No decision has been rendered on the appeal.

6. Noel Hassett, on behalf of himself and all other similarly situated v. Summit Bank. Superior Court of New Jersey, Essex County, docket No. ESX-L-11224-97, filed on October 3, 1997.

        The allegations of the complaint and the measure of damages sought in this matter are substantially similar to those in the Iverson matter. The Bank has not yet filed its answer to the complaint.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Executive Officers of the Registrant.

The following data is supplied as of March 12, 1998:

                                      Title (All positions and offices presently held with
            Name              Age           Registrant) and year appointed to office(s)
 --------------------------  -----  ----------------------------------------------------------
 T. Joseph Semrod              61   Chairman of the Board and Chief Executive Officer (1981)

 Robert G. Cox                 57   President (1996)

 John G. Collins               61   Vice Chairman (1986)

 John R. Howell                64   Vice Chairman (1987)

 John R. Haggerty              62   Senior Executive Vice President/Finance (1987) and
                                    Treasurer (1981)

 Sabry J. Mackoul              57   Senior Executive Vice President/ Commercial Banking (1998)

 Larry L. Betsinger            60   Executive Vice President/Corporate Information Services (1990)

 Alfred M. D'Augusta           56   Executive Vice President/Human Resources (1988)

 John R. Feeney                48   Executive Vice President/Asset Liability Management (1996)

 William J. Healy              53   Executive Vice President (1988) and Comptroller (1979) and
                                    Assistant Secretary (1980)

 Virginia Ibarra               65   Executive Vice President/Diversity (1997)

 Dorinda Jenkins-Glover        40   Executive Vice President/Marketing (1997)

 Joseph A. Micali, Jr.         42   Executive Vice President/Bank Operations Support (1997)

 Richard F. Ober, Jr.          54   Executive Vice President (1988), General Counsel (1975)
                                    and Secretary (1978)

 Dennis Porterfield            61   Executive Vice President/Bank Investments (1991) and
                                    Assistant Secretary (1975)

 Alan N. Posencheg             56   Executive Vice President/Corporate Operations and
                                    Information Services (1984)

 George J. Soltys, Jr.         51   Executive Vice President/Corporate Planning (1996)

 Edmund C. Weiss, Jr.          55   Executive Vice President (1990) and Auditor (1977)

 William J. Wolverton          54   Executive Vice President/ Retail Banking (1998)

      The term of each of the above officers is until the next organization meeting of the Board of Directors, which occurs immediately following the annual meeting of shareholders, and until a successor is appointed by the Board of Directors. Each officer may be removed at any time by the Board of Directors without cause. Management of Summit is not aware of any family relationship between any director or executive officer or person nominated or chosen to become a director or executive officer. All of the executive officers named above have been employed in executive positions by Summit, a subsidiary of Summit or a bank holding company merged into Summit for more than the last five years, except for Mr. Micali who joined the Company in 1997. From 1991 to 1997 Mr. Micali was employed as Senior Vice President (Operations and Systems) of First Union Corporation and First Fidelity Bancorporation.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      Portions of this item have been omitted pursuant to paragraph (2) of General Instruction "G" - Information to be Incorporated by Reference. See the Shareholders' Equity and Dividends section in the Financial Review on page 23 and Notes 2, 12 and 19 to the Consolidated Financial Statements on pages 41, 45 and 51, respectively, Unaudited Quarterly Financial Data on page 56, and Quarterly Common Stock Price and Dividend Information on page 59 of the 1997 Annual Report to Shareholders. At February 28, 1998 there were 29,645 record holders of Summit Common Stock.

         On December 12, 1997 the Company, through its wholly owned subsidiary Summit Bank, issued 495,000 shares of the Registrant's common stock to the shareholders of Corporate Dynamics, a New Jersey corporation ("Corporate Dynamics") and Philadelphia Benefits Corporation, a Pennsylvania corporation ("Philadelphia Benefits") in exchange for all of the outstanding shares of Corporate Dynamics and Philadelphia Benefits Corporation. The Registrants common stock was issued without registration under the Securities Act of 1933 (the "Securities Act") in reliance upon the exemption from registration set forth in
Section 4(2) of the Securities Act. In making the sale, the Company relied on representations of the shareholders of Corporate Dynamics and Philadelphia Benefits that they had such knowledge and experience as to make an informed investment decision.

Item 6. Selected Financial Data.

      This item is omitted pursuant to paragraph (2) of General Instruction "G"
- Information to be Incorporated by Reference. See Consolidated Summary of Selected Financial Data on pages 54 and 55 of the 1997 Annual Report to Shareholders. Included in non-interest income for the years 1997 through 1993 were investment securities gains of $5.6 million, $3.9 million, $8.6 million, $5.0 million, and $12.7 million, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This item is omitted pursuant to paragraph (2) of General Instruction "G"
- Information to be Incorporated by Reference. See Financial Review on pages 19 through 31 of the 1997 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Due to the nature of the Company's business, market risk is primarily limited to interest rate risk. Interest rate risk is the impact that changes in interest rates would have on future earnings. The principal objective in managing interest rate risk is to maximize net interest income within the acceptable levels of risk that have been previously established by policy. This risk can be reduced by various strategies, including the administration of liability costs, the reinvestment of asset maturities and the use of off-balance sheet financial instruments to insulate net interest income from the effects of changes in interest rates. The company has limited or no market risks associated with foreign currencies, commodities or other marketable instruments. For information on the quantitative and qualitative disclosures about market and interest rate risk, see Asset/Liability Management on pages 28 and 29, and Notes 1, 17 and 18 to the Consolidated Financial Statements on pages 38 through 40, 49 and 50, respectively, of the 1997 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data.

     This item is omitted pursuant to paragraph (2) of General Instruction "G" - Information to be Incorporated by Reference. See Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 34 through 52 and page 56 of the 1997 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

      This item is omitted pursuant to paragraph (3) of General Instruction "G"
- Information to be Incorporated by Reference, except that certain information on Executive Officers of the Registrant is included in Part I of this report. A definitive proxy statement, dated March 6, 1998 (the "Proxy Statement"), was filed with the Securities and Exchange Commission on March 6, 1998. Information required by Item 401 of Regulation S-K is provided at page 19 of this Annual Report on Form 10-K and in the Proxy Statement at pages 2-6 under the caption "Election of Directors", which is incorporated herein by reference. Information required by Item 405 of Regulation S-K is provided in the Proxy Statement at page 20 under the caption "Additional Information Regarding Directors and Officers - Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      This item has been omitted pursuant to paragraph (3) of General Instruction "G" "Information to be Incorporated by Reference". Information required by Item 403 of Regulation S-K is provided at pages 7-8 of the Proxy Statement under the caption "Beneficial Ownership of Summit Common Stock by Directors and Executive Officers", all of which is incorporated herein by reference.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a)   (1) Financial statements, Summit Bancorp. and Subsidiaries:

                                                                                     Page*
                                                                                     ----
        Consolidated Balance Sheets - December 31, 1997 and 1996 .................    34

        Consolidated Statements of Income - Three Years Ended December 31, 1997 ..    35

        Consolidated Statements of Cash Flows - Three Years Ended
             December 31, 1997 ...................................................    36

        Consolidated Statements of Shareholders' Equity - Three Years Ended
             December 31, 1997 ...................................................    37

        Notes to Consolidated Financial Statements ...............................    38

        Management's and Independent Auditors' Report ............................    53

        Unaudited Quarterly Financial Data .......................................    56

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

a) (2) Other Exhibits (All references to Forms 8-K, 10-K, 10-Q, 8-A, S-1, S-3, S-4, S-8 and other Forms provided for by the Securities Act of 1933, Securities Exchange Act of 1934 or the Trust Indenture Act of 1940 refer to Securities and Exchange Commission File No. 1-6451 of Summit Bancorp., unless otherwise specifically noted below. Specific exhibits are numbered in accordance with Item 601 of Regulation S-K):

         (2)   Articles of incorporation; By-Laws.

                  A. Restated Certificate of Incorporation of Summit Bancorp., as restated August 8, 1997, as amended through September 24, 1997.

                  B. By-Laws of Summit Bancorp., as restated October 18, 1995 (incorporated by reference to Exhibit (3)B. on Form 10-K for the year ended December 31, 1995).

         (3) Instruments defining the rights of security holders, including indentures.

                  A. (i) Rights Agreement, dated as of August 16, 1989, by and between Summit Bancorp. (under former name UJB Financial Corp.) and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A, filed August 28,
                      1989) (File No. 1-6451), and (ii) Notice to Rights Agent dated August 20, 1997 (incorporated by reference to Exhibit (3)(A)(i) on Form 10-Q for the quarter ended September 30, 1997).

                  B.  (deleted)

                  C.  (deleted)

                  D. Note Agreement, dated as of August 19, 1993, between Summit Bancorp. (under former name UJB Financial Corp.) and The Northwestern Mutual Life Insurance Company relating to $20,000,000 of 7.95% Senior Notes Due August 25, 2003 (incorporated by reference to Exhibit (4)D. on Form 10-Q for the quarter ended September 30, 1993) (File No. 1-6451).
-----------------
*Refers to the respective page numbers of Summit Bancorp. 1997 Annual Report to Shareholders included as Exhibit 13. Such pages are incorporated herein by reference.

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

                  F.  (deleted)

                  G. (i) Subordinated Indenture, dated as of December 1, 1992, between Summit Bancorp. (under former name UJB Financial Corp.) and Citibank, N.A., Trustee, relating to $175,000,000 of 8 5/8% Subordinated Notes Due December 10, 2002 of Summit Bancorp. (incorporated by reference to Exhibit (4) G. on Form 10-K for the year ended December 31, 1992) (File No. 1-6451), and (ii) Specimen of Summit Bancorp.'s 8 5/8% Subordinated Notes Due December 10, 2002 (incorporated by reference to Exhibit 4 on Form 8-K, dated December 10, 1992) (File No. 1-6451).

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

           (10)   Material Contracts

                **A. Converted Summit Bancorporation Stock Option Plan of Summit Bancorp. (incorporated by reference to Exhibit 10 to Registration Statement No. 333-02625 on Form S-8, filed April 17, 1996).

                  B. (i) Master Agreement of Lease, dated January 26, 1982, between Summit Bancorp. (under former name United Jersey Banks) and Sha-Li Leasing Associates, Inc. relating to equipment leases in excess of $10,000,000 in aggregate lease obligations, including form of Equipment Schedule (incorporated by referenced to Exhibit (10) B. (i) on Form 10-Q for the quarter ended September 30, 1993) (File No. 1-6451), (ii) Assignment and Assumption of Equipment Lease, effective December 31, 1991, between Summit Bancorp. (under former name UJB Financial Corp.) and UJB Financial Service Corporation (relating to assignment of Master Agreement of Lease) (incorporated by reference to Exhibit (10) B. (ii) on Form 10-Q for the quarter ended September 30, 1993) (File No. 1-6451), and (iii) Form of Guaranty Agreement between Summit Bancorp. (under former name UJB Financial Corp.) and various lenders under the Master Agreement of Lease relating to certain equipment leases in excess of $10,000,000 in aggregate lease obligations (incorporated by reference to Exhibit (10) B. (iii) on Form 10-Q for the quarter ended September 30, 1993) (File No. 1-6451).

                 **C. (i) Summit Bancorp. 1993 Incentive Stock and Option Plan
                      (incorporated by reference to Attachment A to the Proxy Statement of Registrant dated April 12, 1996), (ii) Compensation Committee Regulations for the Grant and Exercise of Stock Options and Restricted Stock (adopted July 19, 1993) (incorporated by reference to Exhibit (10)
                      C. (ii) on Form 10-Q for the quarter ended June 30, 1993) (File No. 1-6451), (iii) Compensation Committee Interpretation of Section 5 (e) (ii) (F) (incorporated by reference to Exhibit (10) C. (iii) on Form 10-Q for the quarter ended March 31, 1994) (File No. 1-6451), (iv) Compensation Committee Interpretation of Stock Incentive Plans adopted June 19, 1996 (incorporated by reference to Exhibit (10)C.(iv) on Form 10-Q for the quarter ended June 30, 1996) (File No. 1-6451) and (v) Compensation Committee Consent adopted February 18, 1998.

                 **D. (i) UJB Financial Corp. (former name of Summit Bancorp.)
                      1990 Stock Option Plan (incorporated by reference to Exhibit (10) to Registration Statement No. 33 -36209 on Form S- 8, filed July 26, 1990), and (ii) Compensation Committee Regulations for the Grant and Exercise of Stock Options and Restricted Stock (adopted July 19, 1993) (incorporated by reference to Exhibit (10) C. (ii) on Form 10-Q for the quarter end June 30, 1993) (File No. 1-6451).

                 **E. Supplemental Executive Retirement Plan of The Summit
                      Bancorporation (incorporated by reference to Exhibit
                      (10)E. on Form 8-K, dated April 11, 1996).

                 **F. Description of Incentive Plan approved January 20, 1982
                      (incorporated by reference to Exhibit (10)F. on Form 10-K for the year ended December 31, 1994).

                 **G. (i) Deferred Compensation Plan for Directors, as revised
                      October 17, 1979, (incorporated by reference to Exhibit
                      (10) G. (i) on Form 10-K for the year ended December 31,
                      1994), and (ii) Amendment adopted April 25, 1994 (incorporated by reference to Exhibit (10) G. (ii) on Form 10-K for the year ended December 31, 1994).

                 **H. (i) Agreement dated April 2, 1981 between Summit Bancorp.
                      (under former name United Jersey Banks) and T. Joseph Semrod (incorporated by reference to Exhibit (10) H. (i) on Form 10-K for the year ended December 31, 1994), with
                      (ii) Amendment No. I dated May 5, 1981 (incorporated by reference to Exhibit (10) H.(ii) on Form 10-K for the year ended December 31, 1994), (iii) Amendment No. 2 dated December 15, 1982 (incorporated by reference to Exhibit
                      (10) H. (iii) on Form 10-K for the year ended December 31,
                      1994), and (iv) Amendment No. 3 dated August 20, 1986 (incorporated by reference to Exhibit (10) H. (iv) on Form 10-K for the year ended December 31, 1994).

                 **I. (i) Employment Agreement, dated March 1, 1996, between
                      Summit Bancorp. and Robert G. Cox (incorporated by reference to Exhibit (10)I.(i) on Form 10-K for the year ended December 31, 1995), and (ii) Agreement, dated as of September 1, 1995, between The Summit Bancorporation (predecessor corporation to Summit Bancorp.) and Robert G. Cox assumed by Summit Bancorp. (incorporated by reference to Exhibit (10)I.(ii) on Form 10-K for the year ended December 31, 1995).

                 **J. Retirement Program for Outside Directors of Franklin
                      State Bank (incorporated by reference to Exhibit (10)J. on Form 10-K for the year ended December 31, 1996).

                 **K. Franklin State Bank Deferred Compensation Plan adopted
                      January 10, 1984 (incorporated by reference to Exhibit
                      (10)K. on Form 10-K for the year ended December 31, 1996).

                 **L. (i) United Jersey Banks (former name of Summit Bancorp.)
                      1982 Stock Option Plan (incorporated by reference to
                      Exhibit 4 to Registration Statement No. 2-78500 on Form S-8, filed July 21, 1982) with (ii) Amendment No. 1, dated June 16, 1984 (incorporated by reference to Exhibit (10)
                      L. (ii) on Form 10-K for the year ended December 31,
                      1994), (iii) Amendment No. 2, dated December 19, 1990 (incorporated by reference to Exhibit (10)L.(iii) on Form 10-K for the year ended December 31, 1995), and (iv) Compensation Committee Regulations for the Grant and Exercise of Stock Options and Restricted Stock (adopted July 19, 1993) (incorporated by reference to Exhibit (10)
                      C. (ii) on Form 10-Q for the quarter ended June 30, 1993) (File No. 1-6451).

                 **M. (i) Retirement Restoration Plan, adopted April 19, 1983
                      (incorporated by reference to Exhibit (10) M.(i) on Form 10-K for the year ended December 31, 1994), (ii) Supplemental Retirement Plan, adopted August 16, 1989 (incorporated by reference to Exhibit (10) M. (ii) on Form 10-K for the year ended December 31, 1994), (iii) Written Consent of UJB Financial Corp. (former name of Summit Bancorp.) Benefits Committee interpreting the Retirement Restoration Plan, adopted August 30, 1989 (incorporated by reference to Exhibit (10) M. (iii) on Form 10-K for the year ended December 31, 1994), and (iv) Amendments to the Retirement Restoration Plan and Supplemental Retirement Plan adopted April 25, 1994 (incorporated by reference to Exhibit (10) M. (iv) on Form 10-K for the year ended December 31, 1994).


                  N. (i) Equipment Lease Guaranty dated as of August 31, 1992 by Summit Bancorp. (under former name UJB Financial Corp.) to Sanwa General Equipment Leasing, Inc. (incorporated by reference to Exhibit (10) N. (i) on Form 10-Q for the quarter ended March 31, 1993) (File No. 1-6451), and (ii) Equipment Lease Agreement dated as of August 31, 1992 and Equipment Schedule Nos. A-1 and A-2 dated as of August 31, 1992 between Sanwa General Equipment Leasing, Inc. and UJB Financial Service Corporation, United Jersey Bank, United Jersey Bank/Central, N.A. (predecessor bank to United Jersey Bank) and United Jersey Bank/South, N.A. (predecessor bank to United Jersey Bank), pursuant to Equipment Lease Agreement dated as of August 31, 1992, for five year lease of furniture, fixtures and equipment (incorporated by reference to Exhibit (10) N. (ii) on Form 10-Q for the quarter ended March 31, 1993) (File No. 1-6451).

                  O. (i) Equipment Lease Guaranty dated as of August 31, 1992 by Summit Bancorp. (under former name UJB Financial Corp.) to MetLife Capital Corporation (incorporated by reference to Exhibit (10) O. (i) on Form 10-Q for the quarter ended March 31, 1993) (File No. 1-6451), and (ii) Equipment Schedule Nos. B-1 and B-2 dated as of August 31, 1992 between MetLife Capital Corporation and UJB Financial Service Corporation, United Jersey Bank, United Jersey Bank/Central, N.A. (predecessor bank to United Jersey
                      Bank) and United Jersey Bank/South, N.A. (predecessor bank to United Jersey Bank) pursuant to Equipment Lease Agreement dated as of August 31, 1992 between Sanwa General Equipment Leasing, Inc. and United Jersey Bank, United Jersey Bank/ Central, N.A. (predecessor bank to United Jersey Bank) and United Jersey Bank/South, N.A. (predecessor bank to United Jersey Bank), for five year lease of furniture, fixtures and equipment (incorporated by reference to Exhibit (10) O. (ii) on Form 10-Q for the quarter ended March 31, 1993) (File No. 1-6451).

                  P. Twenty-year real estate lease executed and dated December 12, 1988 from Hartz Mountain Industries, Inc. for real property located in Ridgefield Park, New Jersey used as a data processing facility (incorporated by reference to Exhibit (10) P. on Form 10-K for the year ended December 31, 1993) (File No. 1-6451).

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

                R.-V. (deleted)

                 **W. (i) Retirement Plan for Outside Directors of UJB
                      Financial Corp., (former name of Summit Bancorp.), as amended and restated February 20, 1991 (incorporated by reference to Exhibit (10)W.(i) on Form 10-K for the year ended December 31, 1995), (ii) Interpretation, dated March 15, 1993, of the Retirement Plan for Outside Directors of UJB Financial Corp. (former name of Summit Bancorp.) (incorporated by reference to Exhibit (10) W. (ii) on Form 10-K for the year ended December 31, 1992) (File No. 1-6451), and (iii) Amendment adopted April 25, 1994 (incorporated by reference to Exhibit (10) W. (iii) on Form 10-K for the year ended December 31, 1994).

              X.-DD.  (deleted)

                **EE. (i) Form of Termination Agreement between Summit
                      Bancorp. and each of T. Joseph Semrod, John G. Collins, John R. Howell, John R. Haggerty, Larry L. Betsinger, Alfred M. D'Augusta, John R. Feeney, William J. Healy, Sabry J. Mackoul, Joseph A. Micali, Jr., Richard F. Ober, Jr., Dennis Porterfield, Alan N. Posencheg, Edmund C. Weiss.

                **FF. (i) Summit Bancorp. Executive Severance Plan, as amended through October 15, 1997.

              GG.-II. (deleted)

                **JJ. (i) Retirement Plan for Outside Directors of Commercial
                      Bancshares, Inc. adopted May 1, 1986, (incorporated by reference to Exhibit (10)JJ. on Form 10-K for the year ended December 31, 1996) and (ii) Compensation Committee Interpretation, dated July 19, 1993 (incorporated by reference to Exhibit (10) JJ. (ii) on Form 10-Q for the quarter ended June 30, 1993) (File No. 1-6451).

                **KK. (i) Commercial Bancshares, Inc. Directors Deferred
                      Compensation Plan adopted May 20, 1986 (substantially identical plans were adopted by former subsidiaries of Commercial Bancshares, Inc.) and (ii) related Master Trust Agreement (incorporated by reference to Exhibit (10)KK.(i) and (ii), respectively, on Form 10-K for the year ended December 31, 1996).

                **LL. (i) United Jersey Banks (former name of Summit Bancorp.)
                      1987 Stock Option Plan, (incorporated by reference to Exhibit (10)LL.(i) on Form 10-K for the year ended December 31, 1996) with (ii) Amendment dated April 25, 1989, (incorporated by reference to Exhibit (10) LL. (ii) on Form 10-K for the year ended December 31, 1994), (iii) amendment dated June 30, 1990, and (iv) Compensation Committee Regulations for the Grant and Exercise of Stock Options and Restricted Stock (adopted July 19, 1993) (incorporated by reference to Exhibit (10) C. (ii) on Form 10-Q for the quarter ended June 30, 1993).

                **MM. Converted Collective Bancorp, Inc. Stock Option Plan of
                      Summit Bancorp. (incorporated by reference to Exhibit (10) to Registration Statement No. 333-35075 on Form S-8, filed September 5, 1997).

                **NN. (i) Collective Federal Savings and Loan Association
                      Directors Deferred Compensation Plan with (ii) Amendment No. 1 effective January 1, 1989, (iii) Amendment No. 2 effective July 22, 1997 and (iv) Rabbi Trust Agreement under Collective Bancorp. Directors Deferred Compensation Plan dated as of July 15, 1997.

            (13)  Summit Bancorp 1997 Annual Report to Shareholders.

            (21)  Subsidiaries of the registrant.

            (23)  Consents of Experts and Counsel
                  A.  Independent Auditors' Consent - KPMG Peat Marwick LLP

            (27.1)  Summit Bancorp. financial data schedule - December 31, 1997

            (27.2)  Summit Bancorp. financial data schedule - September 30, 1997

            (27.3)  Summit Bancorp. financial data schedule - June 30, 1997

            (27.4)  Summit Bancorp. financial data schedule - March 31, 1997

            (27.5)  Summit Bancorp. financial data schedule - December 31, 1996

            (27.6)  Summit Bancorp. financial data schedule - September 30, 1996

            (27.7)  Summit Bancorp. financial data schedule - June 30, 1996

            (27.8)  Summit Bancorp. financial data schedule - March 31, 1996

            (27.9)  Summit Bancorp. financial data schedule - December 31, 1995

------------
** Management contract or compensatory plan or arrangement.

None of the Exhibits listed above other than the Summit Bancorp 1997 Annual Report to Shareholders are furnished herewith (other than certain copies filed with the Securities and Exchange Commission). Any of such Exhibits will be furnished to any requesting security holder upon payment of a fee of 15 cents per page. Contact Lori A. Wierzbinsky, Assistant Corporate Secretary, Summit Bancorp., P.O. Box 2066, Princeton, NJ 08543-2066 for a determination of the fee necessary to fulfill any request.


b)   Reports on Form 8-K.

     None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT BANCORP.

Dated:  March 27, 1998               By: /s/        J. R. HAGGERTY
                                         ---------------------------------------
                                                   John R. Haggerty
                                         Senior Executive Vice President/Finance

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    Signatures                        Title                       Date
                    ----------                        -----                       ----
    /s/          T. JOSEPH SEMROD           Chairman of the Board and        March 27, 1998
                 ----------------       Director (Chief Executive Officer)
                 T. Joseph Semrod

    /s/           ROBERT G. COX              President and Director          March 27, 1998
                  -------------
                  Robert G. Cox

    /s/          JOHN G. COLLINS           Vice Chairman and Director        March 27,1998
                 ---------------
                 John G. Collins

    /s/           JOHN R. HOWELL           Vice Chairman and Director        March 27, 1998
                  --------------
                  John R. Howell

    /s/           J. R. HAGGERTY              Senior Executive Vice          March 27, 1998
                  --------------          President/Finance (Principal
                 John R. Haggerty              Financial Officer)


    /s/          WILLIAM J. HEALY         Executive Vice President and       March 27, 1998
                 ----------------       Comptroller (Principal Accounting
                 William J. Healy                   Officer)


    /s/        S. RODGERS BENJAMIN                  Director                 March 27, 1998
               -------------------
               S. Rodgers Benjamin

    /s/          ROBERT L. BOYLE                    Director                 March 27, 1998
                 ---------------
                 Robert L. Boyle

    /s/        JAMES C. BRADY, JR.                  Director                 March 27, 1998
               -------------------
               James C. Brady, Jr.

    /s/        T. J. DERMOT DUNPHY                  Director                 March 27, 1998
               -------------------
               T. J. Dermot Dunphy

    /s/        ANNE EVANS ESTABROOK                 Director                 March 27, 1998
               --------------------
               Anne Evans Estabrook

    /s/          ELINOR J. FERDON                   Director                 March 27, 1998
                 ----------------
                 Elinor J. Ferdon

    /s/         THOMAS H. HAMILTON                  Director                 March 27, 1998
                ------------------
                Thomas H. Hamilton


    /s/           FRED G. HARVEY                    Director                 March 27, 1998
                  --------------
                  Fred G. Harvey

    /s/          FRANCIS J. MERTZ                   Director                 March 27, 1998
                 ----------------
                 Francis J. Mertz

    /s/        GEORGE L. MILES, JR.                 Director                 March 27, 1998
               --------------------
               George L. Miles, Jr.

    /s/         WILLIAM R. MILLER                   Director                 March 27, 1998
                -----------------
                William R. Miller

    /s/       HENRY S. PATTERSON II                 Director                 March 27, 1998
              ---------------------
              Henry S. Patterson II

    /s/        RAYMOND SILVERSTEIN                  Director                 March 27, 1998
               -------------------
               Raymond Silverstein

    /s/           ORIN R. SMITH                     Director                 March 27, 1998
                  -------------
                  Orin R. Smith

    /s/          JOSEPH M. TABAK                    Director                 March 27, 1998
                 ---------------
                 Joseph M. Tabak

    /s/         DOUGLAS G. WATSON                   Director                 March 27, 1998
                -----------------
                Douglas G. Watson

                                  EXHIBIT INDEX

        Exhibit No.                       Description
        -----------     --------------------------------------------------------
        (2)A.           Restated Certificate of Incorporation of Summit
                        Bancorp., as restated August 8, 1997, as amended through September 24, 1997.

        (10)C.          (v) Compensation Committee Consent adopted February 18,
                        1998.

        (10)EE. (i) Form of Termination Agreement between Summit Bancorp. and each of T. Joseph Semrod, John G. Collins, John R. Howell, John R. Haggerty, Larry L. Betsinger, Alfred M. D'Augusta, John R. Feeney, William J. Healy, Sabry J. Mackoul, Joseph A. Micali, Jr., Richard F. Ober, Jr., Dennis Porterfield, Alan N. Posencheg, Edmund
                        C. Weiss.

        (10)FF. (i) Summit Bancorp. Executive Severance Plan, as amended through October 15, 1997.

        (10)NN. (i) Collective Federal Savings and Loan Association Directors Deferred Compensation Plan with (ii) Amendment No. 1 effective January 1, 1989, (iii) Amendment No. 2 effective July 22, 1997 and (iv) Rabbi Trust Agreement under Collective Bancorp. Directors Deferred Compensation Plan dated as of July 15, 1997.

        (13)            Summit Bancorp. 1997 Annual Report to Shareholders.

        (21)            Subsidiaries of the Registrant.

        (23)A.          Independent Auditors' Consent - KPMG Peat Marwick LLP

        (27.1)          Summit Bancorp. financial data schedule - December 31,
                        1997

        (27.2)          Summit Bancorp. financial data schedule - September 30,
                        1997

        (27.3)          Summit Bancorp. financial data schedule - June 30, 1997

        (27.4)          Summit Bancorp. financial data schedule - March 31, 1997

        (27.5)          Summit Bancorp. financial data schedule - December 31,
                        1996

        (27.6)          Summit Bancorp. financial data schedule - September 30,
                        1996

        (27.7)          Summit Bancorp. financial data schedule - June 30, 1996

        (27.8)          Summit Bancorp. financial data schedule - March 31, 1996

        (27.9)          Summit Bancorp. financial data schedule - December 31,
                        1995