Form 10-Q
period 1998-03-31
SUMMIT BANCORP/NJ/
filed 1998-05-15
CIK 101320

===========================================================================

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1998
                              ---------------------------------------------
                                    or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------   --------------------------
Commission File Number:                         1-6451
                                            --------------
                               SUMMIT BANCORP.
                     ----------------------------------
         (Exact name of registrant as specified in its charter)
    New Jersey                                           22-1903313
----------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)

  301 Carnegie Center, P.O. Box 2066, Princeton, New Jersey  08543-2066
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

                             [X] Yes   [ ] No

      As of April 30, 1998 there were 177,528,405 shares of common stock,
                       $.80 par value, outstanding.
============================================================================

                                SUMMIT BANCORP
                                  FORM 10-Q
                                    INDEX

                                                             Page No.
Part I   	Financial Information

Item 1.  	Financial Statements

         	Consolidated Balance Sheets -
	           March 31, 1998, December 31, 1997 and
            March 31, 1997                                      	2

         	Consolidated Statements of Income -
	           Three Months Ended March 31, 1998 and 1997          	3

         	Consolidated Statements of Cash Flows -
	           Three Months Ended March 31, 1998 and 1997          	4

         	Consolidated Statements of Shareholders' Equity -
	           Three Months Ended March 31, 1998 and 1997          	5


	         Notes to Consolidated Financial Statements            	6

Item 2.  	Management's Discussion and Analysis of Financial
               Condition and Results of Operations             	 9

Item 3.  	Quantitative and Qualitative Disclosures About
               Market Risk                                     	20

Part II. 	Other Information.

Item 1.  	Legal Proceedings                                    	22

Item 2.  	Changes in Securities and Use of Proceeds            	22

Item 3.  	Defaults Upon Senior Securities                      	23

Item 4.  	Submission of Matters to a Vote of Security Holders  	23

Item 5.  	Other Information	24

Item 6.  	Exhibits and Reports on Form 8-K                     	24

         	Signature                                            	25

         	Exhibit Index                                        	26


Summit Bancorp and Subsidiaries
Consolidated Balance Sheets
Unaudited
(In thousands)


                                            March 31,    December 31,   March 31,
                                               1998          1997          1997
                                           ------------  ------------  ------------
Assets
Cash and due from banks                   $  1,242,254  $  1,173,118  $  1,034,857
Federal funds sold and securities purchased
  under agreements to resell                   101,096         4,460       243,395
Interest-bearing deposits with banks             6,852        14,072        13,457
Securities:
   Trading account securities                   26,913        35,216        33,806
   Securities available for sale             5,375,723     5,074,896     3,366,770
   Securities held to maturity               3,898,724     4,157,543     5,196,227
                                           ------------  ------------  ------------
  Total securities                           9,301,360     9,267,655     8,596,803
                                           ------------  ------------  ------------
Loans (net of unearned discount):
   Commercial                                6,440,091     6,253,740     5,617,522
   Commercial mortgage                       2,809,233     2,703,793     2,797,531
   Residential mortgage                      5,770,620     5,671,200     6,025,610
   Consumer                                  4,251,983     4,259,633     3,935,491
                                           ------------  ------------  ------------
        Total loans                         19,271,927    18,888,366    18,376,154
   Less: Allowance for loan losses             301,264       296,494       290,471
                                           ------------  ------------  ------------
        Net loans                           18,970,663    18,591,872    18,085,683
Premises and equipment                         244,406       244,913       242,459
Goodwill and other intangibles                 183,897       188,620       184,039
Accrued interest receivable                    179,685       175,170       170,609
Due from customers on acceptances               16,511        15,814        17,915
Other assets                                   307,966       288,478       318,633
                                           ------------  ------------  ------------
Total Assets                              $ 30,554,690  $ 29,964,172  $ 28,907,850
                                           ============  ============  ============

Liabilities and Shareholders' Equity
Deposits:
    Non-interest bearing demand deposits  $  4,680,917  $  4,530,690  $  4,324,714
    Interest-bearing deposits:
        Savings and time deposits           16,681,913    16,914,485    17,166,431
        Commercial certificates of deposits
         $100,000 and over                     852,795       884,261       839,437
                                           ------------  ------------  ------------
            Total deposits                  22,215,625    22,329,436    22,330,582
Other borrowed funds                         3,629,944     3,397,953     2,948,117
Accrued expenses and other liabilities         324,949       290,197       301,980
Accrued interest payable                        77,702        71,602        75,497
Bank acceptances outstanding                    16,511        15,814        17,915
Long-term debt                               1,588,592     1,246,750       835,744
                                           ------------  ------------  ------------
  Total liabilities                         27,853,323    27,351,752    26,509,835
                                           ------------  ------------  ------------
Shareholders' equity:
   Common stock par value $ .80:
    Authorized 390,000 shares;
        issued and outstanding 177,528 at
        March 31, 1998; 176,590
        at December 31, 1997 and
        174,906 at March 31, 1997              142,022       141,272       139,925
    Surplus                                  1,010,444       987,281       959,255
    Retained earnings                        1,531,659     1,467,193     1,314,548
    Employee stock ownership plan obligation    (3,932)       (4,201)       (5,008)
    Accumulated other comprehensive
     income, net of tax                         21,174        20,875       (10,705)
                                           ------------  ------------  ------------
       Total shareholders' equity            2,701,367     2,612,420     2,398,015
                                           ------------  ------------  ------------
Total Liabilities and Shareholders' Equity$ 30,554,690  $ 29,964,172  $ 28,907,850
                                           ============  ============  ============

See accompanying Notes to Consolidated Financial Statements.




    Summit Bancorp and Subsidiaries
   Consolidated Statements of Income
               Unaudited
(In thousands, except per share data)


                                          Three Months Ended
                                                     March 31,
                                          ------------------------
                                             1998         1997
                                          -----------  -----------
Interest Income
Loans                                    $   380,309  $   365,230
Securities:
   Trading account securities                    554          373
   Securities available for sale              85,022       49,250
   Securities held to maturity                62,606       85,035
                                          -----------  -----------
     Total securities                        148,182      134,658
Federal funds sold and securities
 purchased under agreements to resell            407        1,253
Deposits with banks                              431          173
                                          -----------  -----------
     Total interest income                   529,329      501,314
                                          -----------  -----------
Interest Expense
  Savings and time deposits                  156,868      157,260
  Commercial certificates of deposit
    $100,000 and over                         12,257       11,054
  Borrowed funds, including long-term debt    71,046       52,985
                                          -----------  -----------
      Total interest expense                 240,171      221,299
                                          -----------  -----------
      Net interest income                    289,158      280,015
  Provision for loan losses                   15,000       15,510
                                          -----------  -----------
      Net interest income after
       provision for loan losses             274,158      264,505
                                          -----------  -----------
Non-Interest Income
  Service charges on deposit accounts         30,284       28,233
  Service and loan fee income                 12,914       11,335
  Trust and investment services income        13,444       11,328
  Securities gains                             1,426        1,431
  Other                                       19,843       17,073
                                          -----------  -----------
      Total non-interest income               77,911       69,400
                                          -----------  -----------
Non-Interest Expenses
  Salaries                                    76,493       70,559
  Pension and other employee benefits         26,618       25,120
  Furniture and equipment                     20,367       18,259
  Occupancy, net                              18,500       18,431
  Communications                               9,532        8,765
  Merger-related charges                           -       26,500
  Other                                       38,534       39,308
                                          -----------  -----------
     Total non-interest expenses             190,044      206,942
                                          -----------  -----------
     Income before income taxes              162,025      126,963
  Federal and state income taxes              49,608       44,481
                                          -----------  -----------
Net Income                               $   112,417  $    82,482
                                          ===========  ===========

Net Income per Common Share:
     Basic                               $      0.64  $      0.47
                                          ===========  ===========
     Diluted                                    0.63         0.47
                                          ===========  ===========

Average Common Shares Outstanding:
     Basic                                   176,933      174,377
                                          ===========  ===========
     Diluted                                 179,251      176,706
                                          ===========  ===========

[FN]

See accompanying Notes to Consolidated Financial Statements.

                                3


                 Summit Bancorp and Subsidiaries
              Consolidated Statements of Cash Flows
                            Unaudited
                          (In thousands)
                                                                    Three Months Ended
                                                                          March 31,
                                                                  --------------------------
 Operating activities                                                  1998         1997
                                                                    -----------  -----------
   Net income                                                      $   112,417  $    82,482
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses and other real estate owned            15,120       15,923
       Depreciation, amortization and accretion, net                    17,811       25,311
       Merger-related charges                                                 -      26,500
       Gains on sales of securities                                     (1,426)      (1,431)
       Gains on sales of mortgages held for sale                        (2,315)      (1,715)
       Gains on sales of other real estate owned                        (1,949)        (673)
       Proceeds from sales of other real estate owned                    6,445        5,190
       Proceeds from sales of mortgages held for sale                  143,703      107,949
       Originations of mortgages held for sale                        (198,210)     (81,135)
       Net decrease (increase)  in trading account securities            8,303       (7,371)
       Net increase in accrued interest receivable and other assets    (27,033)      (5,465)
       Net increase in accrued interest payable, accrued
         expenses and other liabilities                                 41,307       14,042
                                                                    -----------  -----------
         Net cash provided by operating activities                     114,173      179,607
                                                                    -----------  -----------
 Investing activities
   Purchases of securities held to maturity                           (266,619)     (75,503)
   Purchases of securities available for sale                         (952,693)    (726,778)
   Proceeds from maturities of securities held to maturity             510,588      181,264
   Proceeds from maturities of securities available for sale           483,576      208,958
   Proceeds from sales of securities available for sale                184,266      264,882
   Net increase in Federal funds sold,
    securities purchased under agreements to resell
    and interest-bearing deposits with banks                           (89,416)     (68,690)
   Net increase in loans                                              (338,957)    (277,807)
   Purchases of premises and equipment, net                            (12,214)      (2,345)
                                                                    -----------  -----------
         Net cash used in investing activities                        (481,469)    (496,019)
                                                                    -----------  -----------
 Financing activities
   Net decrease in deposits                                           (113,811)    (149,419)
   Net increase in short-term borrowings                               231,991       16,044
   Principal payments on long-term debt                               (164,487)     (26,226)
   Proceeds from issuance of long-term debt                            506,535      154,500
   Dividends paid                                                      (47,709)     (38,952)
   Proceeds from issuance of common stock under dividend
     reinvestment and other stock plans                                 23,913       11,519
                                                                    -----------  -----------
         Net  cash provided  by (used in) financing activities         436,432      (32,534)
                                                                    -----------  -----------
Increase (decrease) in cash and due from banks                          69,136     (348,946)
Beginning cash balance of acquired entities                                  -       56,296
Cash and due from banks at beginning of period                       1,173,118    1,327,507
                                                                    -----------  -----------
Cash and due from banks at end of period                           $ 1,242,254  $ 1,034,857
                                                                    ===========  ===========

Supplemental disclosure of cash flow information
Cash paid:
     Interest payments                                             $   234,071  $   206,091
     Income tax payments                                                   915       17,381
Noncash investing activities:
    Net transfer of securities from held to maturity to
     available for sale resulting from acquisitions                           -      91,787
    Net transfer of loans to other real estate owned                     1,711        3,719

See accompanying Notes to Consolidated Financial Statements.

                                4



Summit Bancorp and Subsidiaries
Consolidated Statements of Shareholders' Equity
Unaudited
(In thousands)

                                                                                    Accum. Other      Total
                                        Common                  Retained    ESOP    Comprehensive Shareholders'
                                         Stock      Surplus     Earnings   Obligation  Income         Equity
                                       -------------------------------------------------------------------------
Balance, December 31, 1996            $ 134,637  $   918,411  $1,237,892  $(5,816) $     5,714  $     2,290,838
Adjustment for the pooling
  of a company with
  a different fiscal year end              (158)      (4,771)      9,288      539        1,832            6,730
                                       -------------------------------------------------------------------------
Adjusted beginning balance              134,479      913,640   1,247,180   (5,277)       7,546        2,297,568
Balances at beginning
  of period of immaterial
  pooled acquisition (6,047 shares)       4,837       34,705      25,562        -         (278)          64,826
Comprehensive income:
  Net income                                  -            -      82,482        -            -           82,482
  Unrealized loss on securities
   available for sale, net of tax             -            -           -        -      (17,973)         (17,973)
                                                                                                 ---------------
  Total comprehensive income                                                                             64,509
Cash dividend declared on common stock        -            -     (40,676)       -            -          (40,676)
Common stock issued:
  Dividend reinvestment
   and other stock plans
   (155 shares)                             124        4,554           -        -            -            4,678
  Exercise of stock options,
   net (605 shares)                         485        6,356           -        -            -            6,841
ESOP Debt Repayment                           -            -           -      269            -              269
                                       -------------------------------------------------------------------------
Balance, March 31, 1997               $ 139,925  $   959,255  $1,314,548  $(5,008) $   (10,705) $     2,398,015
                                       ========== ===========  =========== ======== ===========  ===============

Balance, December 31, 1997            $ 141,272  $   987,281  $1,467,193  $(4,201) $    20,875  $     2,612,420
Comprehensive income:
  Net income                                  -            -     112,417        -            -          112,417
  Unrealized gain on securities
    available for sale, net of tax            -            -           -        -          299              299
                                                                                                 ---------------
  Total comprehensive income                                                                            112,716
Cash dividends declared on common stock       -            -     (47,951)       -            -          (47,951)
Common stock issued:
  Dividend reinvestment
   and other stock plans
   (328 shares)                             262       16,161           -        -            -           16,423
  Exercise of stock options,
   net (610 shares)                         488        7,002           -        -            -            7,490
ESOP Debt repayment                           -            -           -      269            -              269
                                       -------------------------------------------------------------------------
Balance, March 31, 1998               $ 142,022  $ 1,010,444  $1,531,659  $(3,932) $    21,174  $     2,701,367
                                       ========== ===========  =========== ======== ===========  ===============

See accompanying Notes to Consolidated Financial Statements.



                Summit Bancorp and Subsidiaries
           Notes to Consolidated Financial Statements
                          (Unaudited)

1.) Basis of Presentation

 The accompanying financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated financial position of Summit Bancorp and subsidiaries (the
 "Company"), the consolidated results of operations, changes in shareholders' equity and changes in cash flows.
 All significant intercompany accounts and transactions have been eliminated in consolidation. In all material respects, the financial statements presented comply with the current reporting requirements of supervisory authorities. Certain prior period amounts have been reclassified to conform to the financial statement presentation of 1998. For additional information and disclosures required under generally accepted accounting principles, reference is made to the Company's 1997 Annual
 Report on Form 10-K.

 Prior period financial statements have been restated to include the accounts and results of operations for all material acquisitions accounted for as pooling-of-interests combinations. On August 20, 1997, the
 Board of Directors of the Company ("Board") approved a three-for-two common stock split payable on September 24, 1997. All share data has been retroactively adjusted to reflect the common stock split.


 The Company adopted Statement of Financial Accounting
 Standards ("SFAS") No. 130, "Reporting Comprehensive
 Income," on January 1, 1998. The Statement defines total comprehensive income as all changes in equity during a period from transactions and other events and circumstances from nonowner sources. Other comprehensive income includes revenues, expenses, gains and losses that, under generally accepted accounting principles are included in comprehensive income but excluded from net income. The Company's other comprehensive income is generally comprised of unrealized gains and losses on securities available for sale. Disclosure of comprehensive income for the 1998 and 1997 periods is presented in the accompanying Consolidated Statements of Shareholders'
 Equity.


2.) Acquisitions and Restructuring Charges

 On August 1, 1997, the Company completed the acquisition of Collective Bancorp, Inc. ("Collective"). This acquisition was accounted for as a pooling of interests and all financial information, prior to the acquisition date, has been restated to reflect the combined financial information. Merger-related charges of $56.5 million ($37.1 million after tax) were recorded at the time of the acquisition.


 On March 1, 1997, the Company completed the acquisition of
 B.M.J. Financial Corp.  ("BMJ"). This acquisition was
 accounted for as a pooling of interests, and was recorded
 as an adjustment to shareholders' equity as of January 1,
 1997, without restating the
                                   6
 consolidated financial statements for 1996 and prior years.
 Merger-related charges of $26.5 million ($16.7 million after tax) were recorded at the time of the acquisition.

 On December 12, 1997 the Company acquired Corporate
 Dynamics, an employee benefits consulting firm, and Philadelphia Benefits Corp., a group health insurance agency, with the issuance of 495,000 shares of common stock. These acquisitions were accounted for as purchases, and Corporate Dynamics' and Philadelphia Benefits Corp.'s results of operations have been included since acquisition date.


3.) Net Income per Common Share

 The Company calculates net income per common share in accordance with SFAS No. 128, "Earnings per Share." Basic net income per common share is calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per common share is computed similar to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options, were issued during the reporting period.


  (In thousands, except per share data)
--------------------------------------------------------------------------
Three months ended March 31,              	    1998            	  1997
--------------------------------------------------------------------------
Net Income                                   	$112,417           	$82,482
==========================================================================
Basic weighted-average
 common shares outstanding                    	176,933 	          174,377
Plus: Common stock equivalents                  	2,318             	2,329
-------------------------------------------------------------------------
Diluted weighted-average
 common shares outstanding                    	179,251           	176,706
Net income per common share:
   Basic                                        	$0.64             	$0.47
   Diluted                                       	0.63              	0.47
-------------------------------------------------------------------------

4.) Recent Accounting Pronouncements

 In June 1997, the Financial Accounting Standards Board
 ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related information." SFAS No. 131 establishes standards and disclosure requirements for the way companies report information about operating segments, including related product information. Operating segments are defined based upon the way management organizes segments for making operations decisions and evaluating performance. Information such as segment net earnings, appropriate revenues and expense items and certain balance sheet items are required to be presented, and such amounts are required to be reconciled to the Company's combined financial information. SFAS No. 131 is effective for financial statements issued for annual periods ending after December 15, 1998, and interim periods beginning in 1999. The Company will adopt SFAS No. 131 as required, at
 December 31, 1998.

 In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." This Statement standardizes the disclosure requirements for pension and other postretirement benefits by requiring additional information that will facilitate financial analysis, and eliminating certain disclosures that are considered no longer useful. SFAS No. 132 supersedes the disclosure requirements in SFAS Nos. 87, 88 and 106. This Statement is effective for fiscal years beginning after December 15, 1997. Restatement of disclosure for comparative purposes is required unless the information is not readily available. SFAS No. 132 will be adopted as required, at December 31, 1998.


5.) Subsequent Events

 On April 15, 1998 the Board approved an 11.1 percent increase in the quarterly cash dividend on the Company's stock from $0.27 to $0.30 per common share. The dividend is payable on August 3, 1998, to shareholders of record
 July 9, 1998.


 The Board also authorized the repurchase from time to time of up to five percent of the Company's outstanding common stock. This action is designed to help the Company to continue to effectively manage its capital. The Company commenced purchases under its repurchase program at the end of April 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-----------------------------------------------
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
   ----------------------------------------------

 Summit Bancorp is a bank holding company located in Princeton, New Jersey. The Company owns two bank subsidiaries and several active non-bank subsidiaries. The Company's bank subsidiaries provide a broad range of retail, commercial and private banking services as well as trust and investment services through a line of business approach to individuals, businesses, not-for-profit organizations, government entities and other financial institutions.
 These services are provided through an extensive branch network, including supermarket branches and private banking facilities, as well as through automated teller machines and personal computers.


FINANCIAL CONDITION

 Total assets at March 31, 1998, were $30.6 billion, an increase of $590.5 million or 2.0 percent from year-end
 1997, which can generally be attributed to an increase in the loan portfolio.

 Securities held to maturity at March 31, 1998, were $3.9 billion and were mainly comprised of $2.8 billion of U.S.
 Government and Federal agency securities, $175.6 million of state and political subdivision securities and $890.7 million of other securities, predominately corporate collateralized mortgage obligations ("CMOs"). These securities decreased $258.8 million or 6.2 percent from year-end 1997. This decrease primarily resulted from $510.6 million of maturities, including principal repayments on CMOs. This decrease was partially offset by $266.6 million in purchases. At March 31, 1998, the aggregate market value of the held to maturity portfolio was $3.9 billion. The aggregate market value at December
 31, 1997, was $4.2 billion.


 At March 31, 1998, securities available for sale amounted to $5.4 billion and were predominately comprised of U.S.
 Government and Federal agency securities. These securities increased $300.8 million or 5.9 percent from year-end 1997 primarily as cash flows from securities held to maturity were reinvested in securities available for sale. For the first three months of 1998, $952.7 million of securities available for sale were purchased, partially offset by maturities of $483.6 million and sales of $182.8 million.


 At March 31,1998, total loans amounted to $19.3 billion and increased $383.6 million or 2.0 percent from year-end
 1997. Commercial loans increased $186.4 million or 3.0 percent as compared to December 31,1997. The increase in commercial loans was primarily related to growth in real estate, large corporate and asset based lending.
 Commercial mortgage loans increased $105.4 million or 3.9 percent, and residential mortgage loans increased $99.4 million or 1.8 percent from December 31, 1997.


 During the quarter, deposits continued to be impacted by the investors desire for higher-yielding investment alternatives such as mutual funds, annuities and the stock market. Total deposits were $22.2 billion at March 31, 1998, a decrease of $113.8 million or 0.5 percent from December 31, 1997. Demand deposits increased $150.2 million or 3.3 percent from year-end 1997 to $4.7 billion. Savings and time deposits at $16.7 billion decreased
  $232.6 million or 1.4 percent from December 31, 1997.
  Commercial certificates of deposit $100,000 and over were $852.8 million, representing a decrease of $31.5 million or 3.6 percent compared to December 31, 1997.


 Other borrowed funds at March 31, 1998, increased $232.0
 million or 6.8 percent from December 31, 1997, to $3.6 billion. The increase in borrowed funds can be attributed to increases in short-term Federal Home Loan Bank advances and Federal funds purchased, partially offset by a decrease in short-term repurchase agreements.


 Long-term debt at March 31, 1998, increased $341.8 million, or 27.4 percent from December 31, 1997 to $1.6 billion.
 The increase in long-term debt was principally the result of the increase in long-term repurchase agreements of $425.0 million, partially offset by a $82.4 million decrease in long-term borrowings from the Federal Home Loan Bank. The increases in borrowings were generally used to fund the growth in the loan portfolio and to replace the reduction in deposits. Included in long-term debt at each of the periods presented, is $150.0 million of 8.40 percent pass-through securities. These securities qualify for Tier
 I Capital.


 Total shareholders' equity increased $88.9 million or 3.4 percent from December 31, 1997, to $2.7 billion. Included in stockholders' equity at March 31, 1998, was accumulated other comprehensive income, net of tax, amounting to $21.2 million, compared to $20.9 million at year-end 1997.
 Comprehensive income is comprised principally of unrealized gains on the available for sale portfolio.





 The Company's capital ratios for March 31, 1998, as compared to select prior periods and regulatory requirements, are shown in the following table. The
 Company's bank subsidiaries also met the well capitalized requirements for each of the periods presented.

--------------------------------------------------------------------------------
	                       	Mar.  31,   	Dec.  31,  	Mar.  31, 	Minimum
                                                             Required   	Well
	Selected Capital
  Ratios:                 1998 	        1997 	     1997 	    Capital 	Capitalized
---------------------------------------------------------------------------------
	   Equity to assets       8.84%	        8.72%	       8.30%         	-      	-
	   Leverage ratio	        8.88          8.76	        8.41       	3.00%   	5.00%
	   Tier I capital	       12.63	        12.64	       12.41       	4.00    	6.00
	   Total risk-based
      capital	            14.78  	      14.83  	     14.84       	8.00   	10.00
---------------------------------------------------------------------------------


Non-Performing Assets

 Non-performing assets include non-performing loans and other real estate owned ("OREO") and are shown in the following table as of the dates indicated.


---------------------------------------------------------------------------
	Non-Performing Assets
 (In thousands)              	Mar.  31,       Dec. 31         Mar. 31
                                1998    	       1997    		      1997
---------------------------------------------------------------------------
	Non-performing loans:
	 Commercial and industrial   	$39,934      		$42,644        		$ 49,024
	 Construction and development   3,397        		4,453   		       28,252
	 Commercial mortgage          	32,552       		37,993          		48,307
---------------------------------------------------------------------------
	     Non-performing loans     	75,883       		85,090         		125,583
	OREO, net                     	11,329       		14,249          		27,596
---------------------------------------------------------------------------
	     Non-performing assets   	$87,212      		$99,339       		 $153,179
	Loans, not included above,
   past due 90 days
    or more (1)               	$58,494      		$48,609         		$74,807
---------------------------------------------------------------------------
	Non-performing loans
    to total loans               	0.39%        		0.45%	           	0.68%
	Non-performing assets
    to total loans and
    OREO                         	0.45         		0.53            		0.83
---------------------------------------------------------------------------

[FN]
      (1) Primarily residential mortgage and consumer loans, well secured and in the process of collection.

 The average balance of non-performing loans for the three months ended March 31, 1998, was $81.4 million. Interest income received on non-performing loans amounted to $0.6 million for the three months ended March 31, 1998.


Allowance for Loan Losses

 A standardized process has been established to assess the adequacy of the allowance for loan losses and to identify the risks inherent in the loan portfolio. This process incorporates credit reviews and gives consideration to areas of exposure such as concentrations of credit, economic and industry conditions, trends in delinquencies and collections, collateral coverage, and the composition of the performing and non-performing loan portfolios. The allowance for loan losses is maintained at a level that management believes to be adequate to absorb anticipated loan losses. The unallocated portion of the allowance for loan losses, in excess of specific and general reserves, was $175.7 million at March 31, 1998, compared to $166.8 million at December 31, 1997.

 Transactions in the allowance for loan losses for the three months ended March 31, 1998 and 1997 and selected loan loss ratios for the dates indicated are shown in the following tables:


-------------------------------------------------------------------------
Allowance for Loan Losses
(In thousands)	                             1998		                1997
-------------------------------------------------------------------------
   Balance, beginning of period	         $ 296,494		           $ 280,611
   Acquisition adjustments, net                 	-		               9,994
   Provision charged to
     operating expenses	                    15,000		              15,510
-------------------------------------------------------------------------
                                      	     311,494		            306,115
-------------------------------------------------------------------------
   Loans charged off:
     Commercial and industrial	               8,666       		       8,134
     Construction and development	              356	         	       724
     Commercial mortgage	                       260		              4,276
     Residential mortgage	                      319		              1,034
     Consumer	                                9,332		              7,490
-------------------------------------------------------------------------
       Total loans charged off	              18,933		             21,658
-------------------------------------------------------------------------
   Recoveries:
     Commercial and industrial	               4,649		              2,626
     Construction and development	            1,798		                183
     Commercial mortgage	                       287		                753
     Residential mortgage	                      274		                492
     Consumer	                                1,695		              1,960
-------------------------------------------------------------------------
       Total recoveries	                      8,703	        	      6,014
-------------------------------------------------------------------------
   Net charge offs        	                  10,230		             15,644
-------------------------------------------------------------------------
   Balance, end of period              	  $ 301,264	        	  $ 290,471
=========================================================================

-------------------------------------------------------------------------
	                                      Mar. 31,      Dec. 31,	   	Mar. 31,
                                        	1998  	      	1997       		1997
-------------------------------------------------------------------------
   Net charge offs to average loans:
      Quarter-to-date                   	0.22%	        	0.25%	      	0.35%
      Year-to-date                      	0.22         		0.29       		0.35
   Allowance for loan losses to:
      Total loans                       	1.56         		1.57       		1.58
      Non-performing loans            	397.01       		348.45     		231.30
      Non-performing assets           	345.44       		298.47     		189.63
-------------------------------------------------------------------------









              Summit Bancorp and Subsidiaries
Consolidated Average Balance Sheets with Resultant Interest and Rates
                 Unaudited
(Tax-equivalent basis, dollars in thousands)



                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                             1998                              1997
                                              --------------------------------  -----------------------------
                                                Average              Average      Average              Average
                                                Balance    Interest   Rate        Balance    Interest   Rate
                                              -----------------------------     -----------------------------
Assets
Interest-earning-assets:
  Federal funds sold and
    securities purchased
    under agreements to resell               $    29,187  $     407   5.66 %   $   105,100  $   1,253   4.84 %
  Interest-bearing deposits with banks            27,065        431   6.46          12,485        173   5.62
  Securities:
    Trading account securities                    33,123        582   7.13          32,146        374   4.72
    Securities available for sale              5,365,951     85,643   6.38       3,177,151     49,739   6.26
    Securities held to maturity                3,969,789     63,911   6.44       5,341,922     86,753   6.50
                                              -----------  --------- ------     -----------  --------- ------
      Total securities                         9,368,863    150,136   6.41       8,551,219    136,866   6.40
                                              -----------  --------- ------     -----------  --------- ------
  Loans:
    Commercial                                 6,196,306    128,546   8.41       5,418,387    113,339   8.48
    Commercial mortgage                        2,769,941     59,136   8.54       2,800,389     60,446   8.63
    Residential mortgage                       5,722,445    104,786   7.32       6,048,907    112,307   7.43
    Consumer                                   4,268,694     89,067   8.46       3,861,689     80,499   8.45
                                              -----------  --------- ------     -----------  --------- ------
      Total loans                             18,957,386    381,535   8.16      18,129,372    366,591   8.20
                                              -----------  --------- ------     -----------  --------- ------
      Total interest-earning assets           28,382,501    532,509   7.61      26,798,176    504,883   7.64
                                              -----------  --------- ------     -----------  --------- ------
Non-interest earning assets:
  Cash and due from banks                      1,029,500                         1,129,914
  Allowance for loan losses                     (302,071)                         (295,794)
  Other assets                                   946,746                           904,934
                                              -----------                       -----------
      Total non-interest earning assets        1,674,175                         1,739,054
                                              -----------                       -----------
Total Assets                                 $30,056,676                       $28,537,230
                                              ===========                       ===========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Savings deposits                           $ 9,538,374     61,552   2.62     $ 9,638,361     62,090   2.61
  Time deposits                                7,257,262     95,316   5.33       7,510,008     95,170   5.14
  Commercial certificates of deposit
    $100,000 and over                            917,949     12,257   5.42         850,774     11,054   5.27
                                              -----------  --------- ------     -----------  --------- ------
      Total interest-bearing deposits         17,713,585    169,125   3.87      17,999,143    168,314   3.79
                                              -----------  --------- ------     -----------  --------- ------
  Other borrowed funds                         3,485,830     46,788   5.44       3,051,263     41,086   5.46
  Long-term debt                               1,517,256     24,258   6.40         715,438     11,899   6.65
                                              -----------  --------- ------     -----------  --------- ------
      Total interest-bearing liabilities      22,716,671    240,171   4.29      21,765,844    221,299   4.12
                                              -----------  --------- ------     -----------  --------- ------
Non-interest bearing liabilities:
  Demand deposits                              4,292,821                         4,040,039
  Other liabilities                              373,417                           333,922
                                              -----------                       -----------
      Total non-interest
       bearing liabilities                     4,666,238                         4,373,961
Shareholders' Equity                           2,673,767                         2,397,425
                                              -----------                       -----------
Total Liabilities and
  Shareholders' Equity                       $30,056,676                       $28,537,230
                                              ===========                       ===========
                                                           ---------                         ---------
Net interest income (tax-equivalent basis)                  292,338   3.32 %                  283,584   3.52 %
                                                           --------- ======                  --------- ======
Tax-equivalent basis adjustment
 (based on a Federal income
  tax rate of 35%)                                           (3,180)                           (3,569)
                                                           ---------                         ---------
Net interest income                                       $ 289,158                         $ 280,015
                                                           =========                         =========
Net interest income as
     as a percent of interest
     earning assets (tax-equivalent basis)                            4.18 %                            4.29 %
                                                                     ======                            ======



See accompanying Notes to Consolidated Financial Statements.



RESULTS OF OPERATIONS

First quarter net income for 1998, before merger-related charges, was $112.4 million or $0.64 per basic share, an increase of 13.4 percent over $99.2 million the prior year. Net income per diluted share, before merger-related charges, was $0.63, up 12.5 percent from $0.56 in the first quarter of 1997. For the first quarter of 1998 net income was $112.4 million or $0.64 per basic share compared to net income of $82.5 million or $0.47 per basic share, after merger-related charges, for the first quarter of 1997. The merger-related charge of $26.5 million
 ($16.7 million after tax) was recorded with the March 31, 1997 B.M.J. Financial Corp. acquisition.


Key performance indicators are as follows:



--------------------------------------------------------------------
(In thousands, except per share)
 Three months ended March 31,          	 1998  		         1997
--------------------------------------------------------------------
Before merger-related charges
Net income                            	$112,417            $99,162
Net income per share:
    Basic                               	$ 0.64           		$ 0.57
    Diluted                               	0.63             		0.56
Dividends per share 	                      0.27             		0.24
Return on:
  Average assets                          	1.52%            		1.41%
  Average common equity                  	17.05            		16.77
Efficiency ratio                         	51.69            		50.70
After merger-related charges
Net income	                            $112,417     		     $82,482
Net income per share:
    Basic                               	$ 0.64           		$ 0.47
    Diluted                               	0.63             		0.47
Return on:
  Average assets                          	1.52% 	           	1.17%
  Average common equity	                  17.05            		13.95
------------------------------------------------------------------------------------------------------


Net Interest Income

 Interest income on a tax-equivalent basis was $532.5 million for the three months ended March 31, 1998, an increase of $27.6 million, or 5.5 percent, compared to a year ago. Interest-earning assets averaged $28.4 billion, an increase of $1.6 billion, or 5.9 percent compared to the prior year period. The increase in interest-earning assets contributed $33.4 million to the increase in tax-equivalent interest income, partially offset by a decline of $5.8 million due to the reduction in the yield on interest-earning assets. While the average balance of interest-earning assets increased over the period, the rate earned on the overall balance decreased 3 basis points from 7.64 percent in 1997 to 7.61 percent in 1998.
 The decrease was generally the result of maturing assets being reinvested in a lower rate environment.


 The rate/volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates over the periods.
 Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values.




----------------------------------------------------------------------------
Rate/Volume Table
                                        	Amount of Increase(Decrease)
                               	Three months ended March 31, 1998 versus 1997
                                  	Due to change in:

(Tax-equivalent basis, in millions)     Volume          Rate         	Total

-----------------------------------------------------------------------------
Interest Income
   Loans:
     Commercial                       	$ 21.6        	$  (6.3)       	$ 15.3
     Commercial mortgage                	(0.7)          	(0.6)         	(1.3)
     Residential mortgage               	(6.0)          	(1.5)         	(7.5)
     Consumer                            	8.5            	0.1           	8.6
----------------------------------------------------------------------------
       Total loans                      	23.4           	(8.3)         	15.1
   Securities held to maturity         	(22.1)          	(0.8)        	(22.9)
   Securities available for sale        	34.9            	1.0          	35.9
   Other interest-earning assets        	(2.8)           	2.3          	(0.5)
----------------------------------------------------------------------------
 Total interest income                  	33.4 	          (5.8)         	27.6
----------------------------------------------------------------------------
Interest Expense
   Deposits:
     Savings deposits                   	(1.8)           	1.3          	(0.5)
     Time deposits                     	(13.5)          	13.7           	0.2
     Commercial certificates of
            deposits > $100 M            	0.9            	0.3           	1.2
----------------------------------------------------------------------------
  Total deposits                       	(14.4)          	15.3           	0.9
           Other interest-bearing
              liabilities               	17.5            	0.5          	18.0
----------------------------------------------------------------------------
       Total interest expense            	3.1           	15.8          	18.9
---------------------------------------------------------------------------
Net interest income                   	$ 30.3        	$ (21.6)       	$  8.7
=============================================================================






Interest expense increased $18.9 million, or 8.5 percent, for the three months ended March 31, 1998, compared to the same period in 1997. The increase in the rate paid for interest-bearing liabilities contributed $15.8 million to the increase in interest expense. The increase in the rate paid on interest-bearing liabilities was largely attributable to the increase in the average rate paid on time deposits, from 5.14 percent in the 1997 period to 5.33 percent in 1998 as a result of a change in mix. The remaining $3.1 million increase in interest expense was attributable to an increase in interest-bearing liabilities. Interest-bearing liabilities averaged $22.7 billion, an increase of $950.8 million, or 4.4 percent, from the prior year period.


 Net interest income on a tax-equivalent basis was $292.3 million for the three months ended March 31, 1998, an increase of $8.7 million, or 3.1 percent, compared to the same period in 1997.


 The net interest spread percentage on a tax-equivalent basis (the difference between the rate earned on average interest-earning assets and the rate paid on average interest bearing liabilities) was 3.32 percent for the quarter ended March 31, 1998, compared to 3.52 percent for the prior year period. Net interest margin (net interest income on a tax-equivalent basis as a percentage of average interest-earning assets) was 4.18 percent during the first quarter of 1998 compared to 4.29 percent during the same period in 1997. The decline in net interest spread and net interest margin can primarily be attributed to an increase in short-term funding costs, including time deposits, reflecting higher market rates.



Non-Interest Income

Non-interest income categories for the three months ended
 March 31, 1998, and 1997, are shown in the following table:



(In millions)
	----------------------------------------------------------------------
                           	 	 1998 		   1997 		       Increase(Decrease)
                                                       Amount     Percent
	------------------------------------------------------------------------------
	Service charges on deposit
       accounts               	$30.3 	  	$28.2	        	$2.1        		7.3%
	Service and loan fee income   	12.9 	   	11.3	         	1.6	       	13.9
	Trust and investment services
    income                     	13.4    		11.4	         	2.0       		18.7
	Other                         	19.9    		17.1         		2.8       		16.2
	--------------------------------------------------------------------------
	 Total non-interest operating
      income                   	76.5 	   	68.0	         	8.5       		12.5
	Securities gains               	1.4     		1.4	           	- 	         	-
	-------------------------------------------------------------------------
	   Total non-interest income	 $77.9   		$69.4	        	$8.5	       	12.3%
	---------------------------------------------------------------------------


 The increase in income from service charges on deposits in the first quarter of 1998 was primarily the result of the increase in rate and a change in the method used to assess charges for nonsufficient funds.


 The increase in service and loan fee income for the first quarter of 1998 was primarily due to increased originations and sales of mortgage loans.

 The increase in trust and investment services fees for the first quarter of 1998 was generally due to increases in asset management advisory fees and fees from sales of proprietary and third party mutual funds.


 The increase in other non-interest income was largely attributable to increased insurance fees generated by Corporate Dynamics and Philadelphia Benefits Corp., the recently acquired insurance subsidiaries, discussed in the accompanying Notes to Consolidated Financial Statements.


Non-Interest Expenses

 Non-interest expense categories for the three months ended
 March 31, 1998, and 1997, are shown in the following table:



 (In millions)
-------------------------------------------------------------------------
                                  1998     		 1997   		   Increase(Decrease)
                                                          Amount     Percent

-------------------------------------------------------------------------
Salaries                      	$  76.5     		$  70.6  		$   5.9     		8.4%
Pension and other
    employee benefits            	26.6        		25.1      		1.5 	    	6.0
Furniture and equipment          	20.4        		18.3      		2.1    		11.5
Occupancy, net                   	18.5        		18.4 	     	0.1     		0.4
Communications                    	9.5         		8.8      		0.7     		8.8
Other                            	38.5        		39.2 	    	(0.7)	   	(2.0)
-------------------------------------------------------------------------
  Total non-interest
        operating expenses     	 190.0      		 180.4 	    	 9.6    		 5.3
Merger-related charges	              -	        	26.5    		(26.5)  	(100.0)
-------------------------------------------------------------------------
  Total non-interest
       expenses                	$190.0      		$206.9   		$(16.9)	   	(8.2)%
=========================================================================



 Non-interest expenses for the first three months of 1997
 included merger-related restructuring charges of $26.5 million. Excluding these merger-related charges, non-interest expenses increased $9.6 million, or 5.3 percent for the first three months of 1998 when compared to the prior year period.

 Salaries expense for the first quarter of 1998 was $76.5 million, which increased $5.9 million, or 8.4 percent from the prior year period. Salaries expense for the first quarter of 1998 reflect a higher employee base and increased incentive compensation linked to sales efforts.
 For the first quarter of 1998, pension and other employee benefits increased $1.5 million, or 6.0 percent, as compared to the first quarter of 1997. The increase in benefits is commensurate with the increase in salaries expense.

 Furniture and equipment expenses rose $2.1 million, or 11.5 percent, in the first quarter of 1998 when compared with the first quarter of 1997. This is primarily due to the increases in the rental and leasing expenses associated with computer equipment.

 Other expenses, which did not vary materially from period to period, were largely comprised of legal and professional fees of $6.5 million, advertising and public relations expenses of $5.9 million and amortization of goodwill and intangibles of $4.7 million.

 Federal and state income taxes for the first quarter of 1998 were $49.6 million, representing an increase of $5.1 million, or 11.5 percent from the comparable period last year. While the provision for income tax increased in 1998 from 1997, the effective tax rate decreased from 35.0 percent in 1997 to 30.6 percent in 1998. The decrease in the effective tax rate was the result of the implementation of business strategies, including the realignment of corporate entities. The lower effective tax rate is expected to continue throughout the remainder of the year.

LIQUIDITY

 Liquidity is the ability to meet the borrowing needs and deposit withdrawal requirements of customers and support asset growth. Principal sources of liquidity are deposit generation, access to purchased funds, maturities and repayments of loans and investment securities and interest and fee income.


 The consolidated statements of cash flows present the change in cash and due from banks from operating, investing and financing activities. During the first three months of 1998, net cash provided by operating activities totaled $114.2 million. Contributing to net cash provided by operating activities were the results of operations, plus noncash expenses, and proceeds from the sales of mortgages held for sale. Partially offsetting the contributions to operating cash were funds used to originate mortgage loans held for sale and noncash revenues.

 Net cash used in investing activities totaled $481.5. For the three months ended March 31, 1998, net cash used in transactions involving the investment portfolios totaled
 $40.9 million, while the growth in the loan portfolio used
 $339.0 million.

 Scheduled maturities and anticipated principal repayments of the held to maturity portfolio will approximate $1.2 billion throughout the balance of 1998. In addition, the securities available for sale portfolio is another source of liquidity. These sources can also be used to meet the funding needs during periods of loan growth.

 Net cash provided by financing activities totaled $436.4 million. During the first three months of 1998, borrowings increased $574.0 million. This increase was partially offset by the decrease in total deposits of $113.8 million and the payment of dividends on the Company's common stock.


 Liquidity is also available through additional lines of credit and the ability to incur additional debt. The banking subsidiaries have established lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank of
 New York and other correspondent banks which further support and enhance liquidity.

 Liquidity is also important at the Parent Company in order to provide funds for operations and to pay dividends to shareholders. Parent Company cash requirements are met primarily through management fees and dividends from its subsidiaries, the issuance of short and long-term debt and the exercise of stock options. The amount of dividends that can be assessed to the bank subsidiaries is subject to certain regulatory restrictions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
-------------------------------------------------------
                             MARKET RISK.
                             ------------

 Due to the nature of the Company's business, market risk is primarily interest rate risk. Interest rate risk is the impact that changes in interest rates have on future earnings. The principal objective in managing interest rate risk is to maximize net interest income within the acceptable levels of risk that have been previously established by policy. This risk can be reduced by various strategies, including the administration of liability costs, the reinvestment of asset maturities and the use of off-balance sheet financial instruments. The Company has limited or no market risks associated with foreign currencies, commodities or other marketable instruments.

 Interest rate risk is monitored through the use of simulation modeling techniques which apply alternative interest rate scenarios to periodic forecasts of future business activity and estimate the related impact on net interest income. The use of simulation modeling assists management in its continuing efforts to achieve earnings growth in varying interest rate environments.


 Key assumptions in the model include anticipated prepayments on mortgage-related instruments, contractual cash flow and maturities of all financial instruments including derivatives, anticipated future business activity, deposit sensitivity and changes in market conditions. Selected core deposit rates are held constant based on the results of analysis of historical rate movements.


 These assumptions are inherently uncertain, and as a result, these models cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions as well as changes in management's strategies.

 Based on the results of the interest simulation model as of March 31, 1998, if interest rates increase or decrease 100 basis points from current rates in an immediate and parallel shock over a twelve month period, the Company would expect an increase of $15.0 million in net interest income and a decrease of $13.0 million in net interest income, respectively. The results of the interest simulation model as of March 31, 1998, do not represent a material change from the amounts previously reported as of December 31, 1997.


 Interest rate risk management efforts also involve the use of certain derivative financial instruments for the purpose of stabilizing net interest income in a changing interest rate environment. At March 31, 1998, the derivative financial instruments portfolio consisted primarily of interest rate swaps, caps and floors with notional values of $428.0 million, $450.0 million and $430.0 million, respectively. These derivatives resulted in a net interest income reduction of $0.5 million for the first three months of 1998. The cost to terminate these contracts at March 31, 1998, would have been $0.2 million.

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

 PART II. OTHER INFORMATION
----------------------------

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

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

 Jersey Bank, U.S.  District Court for the District of New
 Jersey, Civil Action No. 96-4477 (JBS), filed on October
 14, 1996, and Annette Loatman, on behalf of herself and all others similarly situated v. United Jersey Bank, Superior Court of New Jersey, Camden County, Docket No.
 L-3527-96 ("the State Action"), filed April 24, 1996, dismissed without prejudice pending the outcome of the federal actions on December 9, 1996, and reinstated
 October 15, 1997 with Robert M. Gundle, III as an additional named plaintiff. Reported on Form 10-K for the period ended December 31, 1997.


 On March 20, 1998, the Superior Court of New Jersey granted the plaintiffs' motion for class certification. On April
 6, 1998, the Bank filed a motion for leave to appeal from the order granting class certification.


2. Daniel Iverson, Lawrence Cohen and Terri Cohen, on behalf of themselves and all others similarly situated v.
 Collective Bank, a federally chartered savings bank organized under the laws of the United States of America
 (improperly named as Collective Bancorp, Inc., a Delaware corporation), on behalf of itself and all others similarly situated. Superior Court of New Jersey, Atlantic County,
 Docket No. ATL-L-2578-95, filed on July 26, 1995. Reported on Form 10-K for the period ended December 31, 1997.


 On March 16, 1998, the Bank filed its appellate brief and appendix. Oral argument of the appeal is scheduled for May
 19, 1998.


3. Noel Hassett, on behalf of himself and all others similarly situated v. Summit Bank. Superior Court of New
 Jersey, Essex County, Docket No. ESX-L-11224-97, filed on
 October 3, 1997. Reported on Form 10-K for the period ended December 31, 1997.


 The parties have agreed that all proceedings in this matter will be stayed until completion of the appeals in the Iverson matter.


ITEM 2. CHANGES IN SECURITIES.
------------------------------

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
----------------------------------------

 Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
---------------------------------------------------
    HOLDERS.
    --------

 The annual meeting of the shareholders of Summit Bancorp.
 was held April 17, 1998. The following is a brief description of each matter voted on at the meeting.


PROPOSAL 1 - ELECTION OF DIRECTORS
----------------------------------

 The following directors were nominated for election to the Board of Directors as Class II Directors for a three year term: John G. Collins, Anne Evans Estabrook, George L.
 Miles, Jr., Raymond Silverstein and Orin Smith. Thomas H.
 Hamilton and William R. Miller were nominated for election as Class I and Class III Directors, respectively, for a two year and one year term, respectively.


PROPOSAL 2 - INDEPENDENT ACCOUNTANTS
------------------------------------

 Shareholders were presented with a proposal to ratify the selection of KPMG Peat Marwick LLP, independent certified public accountants, to audit the consolidated financial statements of Summit Bancorp. and its subsidiaries for the year ending December 31, 1998.


 The results of the voting at the annual meeting were as follows:




-------------------------------------------------------------------------
                                                    		SHARES
-------------------------------------------------------------------------
PROPOSAL                               	FOR	                    	WITHHELD
-------------------------------------------------------------------------
1 - Election of Directors
 John G. Collins                    	151,473,119	              	1,567,389
 Anne Evans Estabrook               	151,481,719              		1,558,789
 Thomas H. Hamilton                 	151,440,419              		1,600,089
 George L. Miles, Jr.               	151,346,630	              	1,693,878
 William R. Miller                  	151,276,176              		1,764,332
 Raymond Silverstein                	151,231,233	              	1,809,275
 Orin Smith                         	151,455,062              		1,585,446
--------------------------------------------------------------------------
                                        	FOR        	AGAINST     	ABSTAIN
--------------------------------------------------------------------------
2-Independent Accountants           	151,651,157    	754,886     	634,465
--------------------------------------------------------------------------




ITEM 5. OTHER INFORMATION.
--------------------------

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

(a)	Exhibits
    --------

	Exhibit No.	Description
 ----------- -----------

*(10) C (vi)	Amendment dated April 17, 1998, to Summit
            	Bancorp. 1993 Incentive Stock and
            	Option Plan.

*(10) D (iii)	Compensation Committee Consent dated
             	February 18, 1998, (incorporated by reference to Exhibit (10) C (v) on Form 10-K for the
	             year-ended December 31, 1997)

*(10) D (iv)	Amendment dated April 17, 1998, to UJB Financial Corp.
             1990 Stock 		Option Plan (incorporated by reference to
             Exhibit (10)C(vi) on	 Form 10-Q for the quarter ended
             March 31, 1998).

*(10) EE (i)	Form of Termination Agreement between Summit
            	Bancorp. and each of  T. Joseph Semrod, John
            	Collins, John R. Howell, John R. Haggerty,
            	Larry L. Betsinger, Alfred M. D'Augusta, John
            	R. Feeney, William J. Healy, Dorinda Jenkins-
            	Glover, Sabry J. Mackoul, Joseph	A. Micali,
            	Jr., Richard F. Ober, Jr., Dennis Porterfield,
            	Alan N. Posencheg, Edmund C. Weiss, William J.
            	Wolverton.

*(10) FF (i)	Summit Bancorp. Executive Severance Plan, as
            	amended through October 15, 1997.

*(10) LL (v)	Compensation Committee Consent dated February
            	18, 1998, (incorporated by reference to Exhibit
            	(10) C (v) on Form 10-K for the year-	ended
            	December 31, 1997)

*(10) LL (vi)	Amendment dated April 17, 1998, to United
             	Jersey Banks 1987 Stock Option Plan (incorporated
              by reference to Exhibit (10)C(vi) on Form
             	10-Q for the quarter ended March 31, 1998).

      (27)	  	Summit Bancorp. financial data schedule -
         				 March 31, 1998

     * Management contract or compensatory plan or
      		arrangement.

(b)	Reports on Form 8-K

	None.

                               SIGNATURE
                               ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   SUMMIT BANCORP.
                                   --------------
                          							    Registrant




DATE: May 14, 1998    BY:              /s/ WILLIAM J. HEALY
                                        -------------------
                                          William J. Healy
                                Executive Vice President and Comptroller
                        (Duly Authorized Officer and Chief Accounting Officer)

                               EXHIBIT INDEX


     Exhibit No.	       Description
     -----------        -----------

*(10) C (vi)	Amendment dated April 17, 1998, to Summit
            	Bancorp. 1993 Incentive Stock and
            	Option Plan.

*(10) D (iii)	Compensation Committee Consent dated
             	February 18, 1998, (incorporated by reference
              to Exhibit (10) C (v) on Form 10-K for the
            	 year-ended December 31, 1997)

*(10) D (iv)	Amendment dated April 17, 1998, to UJB Financial
             Corp. 1990 Stock 		Option Plan (incorporated by
             reference to Exhibit (10)C(vi) on Form 10-Q for
             the quarter ended March 31	 1998).

*(10) EE (i)	Form of Termination Agreement between Summit
            	Bancorp. and each of  T. Joseph Semrod, John
	            Collins, John R. Howell, John R. Haggerty,
            	Larry L. Betsinger, Alfred M. D'Augusta, John
            	R. Feeney, William J. Healy, Dorinda Jenkins-
            	Glover, Sabry J. Mackoul, Joseph	A. Micali,
            	Jr., Richard F. Ober, Jr., Dennis Porterfield,
            	Alan N. Posencheg, Edmund C. Weiss, William J.
            	Wolverton.

*(10) FF (i)	Summit Bancorp. Executive Severance Plan, as
            	amended through October 15, 1997.

*(10) LL (v)	Compensation Committee Consent dated February
            	18, 1998, (incorporated by reference to Exhibit
            	(10) C (v) on Form 10-K for the year-	ended
            	December 31, 1997)

*(10) LL (vi)	Amendment dated April 17, 1998, to United
             	Jersey Banks 1987 Stock Option Plan (incorporated
              by reference to Exhibit (10)C(vi) on Form
             	10-Q for the quarter ended March 31, 1998).

      (27	   	Summit Bancorp. financial data schedule -
         				 March 31, 1998

      * Management contract or compensatory plan or
         		arrangement.