Form 10-Q
period 1998-06-30
SUMMIT BANCORP/NJ/
filed 1998-08-14
CIK 101320

==============================================================================

                                 FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1998
                              -----------------------------------------------
                                                 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from-------------------- to-----------------------

Commission File Number:                         1-6451
                        ----------------------------------------------------

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

                              [X] Yes   [ ] No

     As of July 31, 1998 there were 173,805,211 shares of common stock,
                       $.80 par value, outstanding.

============================================================================

                           SUMMIT BANCORP
                             FORM 10-Q
                               INDEX

                                                      Page No.

Part I	Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets -
	    June 30, 1998, December 31, 1997 and
     June 30, 1997.......................................	2

	Consolidated Statements of Income -
	    Three and Six Months Ended June 30, 1998 and 1997....3

	Consolidated Statements of Cash Flows -
	    Six Months Ended June 30, 1998 and 1997.............	4

	Consolidated Statements of Shareholders' Equity -
	    Six Months Ended June 30, 1998 and 1997..............5


	Notes to Consolidated Financial Statements...............6

Item 2.	Management's Discussion and Analysis of Financial
           Condition and Results of Operations........... 8

Item 3.	Quantitative and Qualitative
           Disclosures About Market Risk.................19

Part II.	Other Information.

Item 1.	Legal Proceedings................................20

Item 2.	Changes in Securities and Use of Proceeds........20

Item 3.	Defaults Upon Senior Securities..................20

Item 4.	Submission of Matters to a Vote of
           Security Holders.............................	21

Item 5.	Other Information................................21

Item 6.	Exhibits and Reports on Form 8-K.................21

	Signature..............................................	22

	Exhibit Index..........................................	23


Summit Bancorp and Subsidiaries
Consolidated Balance Sheets
Unaudited
(In thousands)




                                                 June 30,    December 31,  June 30,
                                                   1998         1997         1997
                                                ------------ ------------ -----------
Assets
Cash and due from banks                        $ 1,153,023  $ 1,173,118  $ 1,153,517
Federal funds sold and securities purchased
   under agreements to resell                      176,000        4,460      143,497
Interest-bearing deposits with banks                34,476       14,072        6,879
Securities:
   Trading account securities                       23,797       35,216       43,407
   Securities available for sale                 4,295,945    5,074,896    3,513,390
   Securities held to maturity                   5,070,615    4,157,543    5,138,227
                                                ------------ ------------ -----------
   Total securities                              9,390,357    9,267,655    8,695,024
                                                ------------ ------------ -----------
Loans (net of unearned discount):
   Commercial                                    6,682,510    6,253,740    5,708,203
   Commercial mortgage                           2,863,378    2,703,793    2,800,499
   Residential mortgage                          5,635,144    5,671,200    6,011,423
   Consumer                                      4,523,071    4,259,633    4,077,538
                                                ------------ ------------ -----------
        Total loans                             19,704,103   18,888,366   18,597,663
   Less: Allowance for loan losses                 308,753      296,494      294,066
                                                ------------ ------------ -----------
        Net loans                               19,395,350   18,591,872   18,303,597
Premises and equipment                             249,156      244,913      239,734
Goodwill and other intangibles                     179,206      188,620      179,159
Accrued interest receivable                        188,559      175,170      155,228
Due from customers on acceptances                   16,608       15,814       13,852
Other assets                                       359,308      288,478      334,200
                                                ------------ ------------ -----------
Total Assets                                   $31,142,043  $29,964,172  $29,224,687
                                                ============ ============ ===========

Liabilities and Shareholders' Equity
Deposits:
    Non-interest bearing demand deposits       $ 4,785,430  $ 4,530,690  $ 4,327,962
    Interest-bearing deposits:
        Savings and time deposits               16,409,298   16,914,485   17,014,270
        Commercial certificates of deposit
          $100,000 and over                        911,722      884,261      824,908
                                                ------------ ------------ -----------
            Total deposits                      22,106,450   22,329,436   22,167,140
Other borrowed funds                             4,152,961    3,397,953    3,332,234
Accrued expenses and other liabilities             317,030      290,197      262,734
Accrued interest payable                            85,123       71,602       53,899
Bank acceptances outstanding                        16,608       15,814       13,852
Long-term debt                                   1,881,289    1,246,750      910,766
                                                ------------ ------------ -----------
   Total liabilities                            28,559,461   27,351,752   26,740,625
                                                ------------ ------------ -----------
Shareholders' equity:
   Common stock par value $ .80:  Authorized 390,000
     shares; issued 177,654, outstanding 173,934
     at June 30, 1998;  issued and outstanding 176,590
     at December 31, 1997 and 175,364
     at June 30, 1997                              142,123      141,272      140,291
    Surplus                                      1,006,812      987,281      965,194
    Retained earnings                            1,596,600    1,467,193    1,378,999
    Employee stock ownership plan obligation        (3,663)      (4,201)      (4,739)
    Accumulated other comprehensive income, net     22,669       20,875        4,317
    Treasury stock; 3,720 shares at June 30, 1998 (181,959)            -            -
                                                ------------ ------------ -----------
   Total shareholders' equity                    2,582,582    2,612,420    2,484,062
                                                ------------ ------------ -----------
Total Liabilities and Shareholders' Equity     $31,142,043  $29,964,172  $29,224,687
                                                ============ ============ ===========

See accompanying Notes to Consolidated Financial Statements.




                  Summit Bancorp and Subsidiaries
                 Consolidated Statements of Income
                             Unaudited
               (In thousands, except per share data)



                                                    Three Months Ended           Six Months Ended
                                                              June 30,                June 30,
                                                    ----------------------------------------------
                                                       1998        1997        1998        1997
                                                    ----------- ----------- ----------- ----------
Interest Income
Loans                                              $  392,005  $  376,091  $  772,314  $  741,321
Securities:
   Trading account securities                             331         731         885       1,104
   Securities available for sale                       76,324      55,031     161,346     104,281
   Securities held to maturity                         69,117      83,416     131,723     168,451
                                                    ----------- ----------- ----------- ----------
     Total securities                                 145,772     139,178     293,954     273,836
                                                    ----------- ----------- ----------- ----------
Federal funds sold and securities purchased
   under agreements to resell                             236       1,344         643       2,597
Deposits with banks                                       375         218         806         391
                                                    ----------- ----------- ----------- ----------
     Total interest income                            538,388     516,831   1,067,717   1,018,145
                                                    ----------- ----------- ----------- ----------
Interest Expense
  Savings and time deposits                           153,706     157,787     310,574     315,047
  Commercial certificates of deposit
      $100,000 and over                                12,302      12,120      24,559      23,174
  Borrowed funds, including long-term debt             77,487      60,109     148,533     113,094
                                                    ----------- ----------- ----------- ----------
      Total interest expense                          243,495     230,016     483,666     451,315
                                                    ----------- ----------- ----------- ----------
      Net interest income                             294,893     286,815     584,051     566,830
  Provision for loan losses                            18,000      15,090      33,000      30,600
                                                    ----------- ----------- ----------- ----------
      Net interest income after
         provision for loan losses                    276,893     271,725     551,051     536,230
                                                    ----------- ----------- ----------- ----------
Non-Interest Income
  Service charges on deposit accounts                  31,653      28,347      61,937      56,580
  Service and loan fee income                          15,199      12,928      28,113      24,263
  Trust and investment services income                 14,986      11,370      28,430      22,698
  Securities gains                                      3,072         775       4,498       2,206
  Other                                                25,233      18,108      46,685      35,181
                                                    ----------- ----------- ----------- ----------
      Total non-interest income                        90,143      71,528     169,663     140,928
                                                    ----------- ----------- ----------- ----------
Non-Interest Expenses
  Salaries                                             74,422      72,296     150,915     142,855
  Pension and other employee benefits                  27,202      22,534      53,820      47,654
  Furniture and equipment                              20,816      19,895      41,183      38,154
  Occupancy, net                                       17,605      17,855      36,105      36,286
  Communications                                        9,044       8,566      18,576      17,331
  Merger-related charges                                    -            -          -      26,500




  Other                                                42,830      40,187      82,973      79,495
                                                    ----------- ----------- ----------- ----------
     Total non-interest expenses                      191,919     181,333     383,572     388,275
                                                    ----------- ----------- ----------- ----------
     Income before income taxes                       175,117     161,920     337,142     288,883
  Federal and state income taxes                       56,640      56,862     106,248     101,343
                                                    ----------- ----------- ----------- ----------
Net Income                                         $  118,477  $  105,058  $  230,894  $  187,540
                                                    =========== =========== =========== ==========

Net Income per Common Share:
     Basic                                         $     0.67  $     0.60  $     1.31  $     1.07
                                                    =========== =========== =========== ==========
     Diluted                                             0.66        0.59        1.29        1.06
                                                    =========== =========== =========== ==========

Average Common Shares Outstanding:
     Basic                                            176,127     174,905     176,528     174,642
                                                    =========== =========== =========== ==========
     Diluted                                          178,232     177,123     178,739     176,916
                                                    =========== =========== =========== ==========

See accompanying Notes to Consolidated Financial Statements.


                      Summit Bancorp and Subsidiaries
                   Consolidated Statements of Cash Flows
                                 Unaudited
                               (In thousands)
                                                                                    Six Months Ended
                                                                                         June 30,
                                                                              ------------------------
 Operating activities                                                            1998         1997
                                                                              -----------  -----------
   Net income                                                                $   230,894  $   187,540
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses and other real estate owned                      33,120       31,356
       Depreciation, amortization and accretion, net                              48,258       38,689
       Merger-related charges                                                          -       26,500
       Gains on sales of securities                                               (4,498)      (2,206)
       Gains on sales of mortgages held for sale                                  (7,273)      (3,289)
       Gains on sales of other real estate owned                                  (2,314)      (1,757)
       Proceeds from sales of other real estate owned                              9,784       14,779
       Proceeds from sales of mortgages held for sale                            395,987      198,740
       Originations of mortgages held for sale                                  (474,198)    (195,465)
       Net decrease (increase)  in trading account securities                     11,370      (18,005)
       Net increase in accrued interest receivable and other assets              (90,251)     (16,554)
       Net increase (decrease) in accrued interest payable, accrued
         expenses and other liabilities                                           35,328      (52,579)
                                                                              -----------  -----------
         Net cash provided by operating activities                               186,207      207,749
 Investing activities                                                         -----------  -----------
   Purchases of securities held to maturity                                   (2,031,896)    (234,158)
   Purchases of securities available for sale                                 (1,294,197)  (1,224,192)
   Proceeds from maturities of securities held to maturity                     1,104,088      397,046
   Proceeds from maturities of securities available for sale                   1,363,435      353,778
   Proceeds from sales of securities available for sale                          732,133      497,103
   Net (increase) decrease in Federal funds sold, securities purchased under
         agreements to resell and interest-bearing deposits with banks          (191,944)      37,786
   Net increase in loans                                                        (753,147)    (487,120)
   Purchases of premises and equipment, net                                      (44,506)      (7,082)
                                                                              -----------  -----------
         Net cash used in investing activities                                (1,116,034)    (666,839)
                                                                              -----------  -----------
 Financing activities
   Net decrease in deposits                                                     (222,986)    (314,623)
   Net increase in short-term borrowings                                         755,008      400,867
   Principal payments on long-term debt                                         (170,941)     (27,266)
   Proceeds from issuance of long-term debt                                      805,895      231,500
   Dividends paid                                                                (95,667)     (79,498)
   Purchase of Common Stock                                                     (192,289)           -
   Proceeds from issuance of common stock under dividend
     reinvestment and other stock plans                                           30,712       17,824
                                                                              -----------  -----------
         Net cash provided by financing activities                               909,732      228,804
                                                                              -----------  -----------
Decrease in cash and due from banks                                              (20,095)    (230,286)
Beginning cash balance of acquired entities                                            -       56,296
Cash and due from banks at beginning of period                                 1,173,118    1,327,507
                                                                              -----------  -----------
Cash and due from banks at end of period                                     $ 1,153,023  $ 1,153,517
                                                                              ===========  ===========

Supplemental disclosure of cash flow information
Cash paid:
     Interest payments                                                       $   470,145  $   445,190
     Income tax payments                                                          45,358      115,848
Noncash investing activities:
    Net transfer of securities from held to maturity to
       available for sale resulting from acquisitions                                  -       96,000
    Net transfer of loans to other real estate owned                               3,831       12,781

See accompanying Notes to Consolidated Financial Statements.

                                     4



                    Summit Bancorp and Subsidiaries
           Consolidated Statements of Shareholders' Equity
                               Unaudited
                            (In thousands)


                                                                                                      Accum. Other      Total
                                                Common              Retained     ESOP     Treasury   Comprehensive  Shareholders'
                                                Stock    Surplus    Earnings  Obligation    Stock        Income         Equity
                                               -------  ---------- ---------  ----------- ---------  -------------- --------------
Balance, December 31, 1996                    $134,637 $  918,411 $1,237,892 $    (5,816)$         -$        5,714 $    2,290,838
Adjustment for the pooling of a company with
  a different fiscal year end                     (158)    (4,771)     9,288         539           -         1,832          6,730
                                               -------  ---------- ---------  ----------- ---------  -------------- --------------
Adjusted beginning balance                     134,479    913,640  1,247,180      (5,277)          -         7,546      2,297,568
Balances at beginning of period of immaterial
  pooled acquisition (6,047 shares)              4,837     34,705     25,562           -           -          (278)        64,826
Comprehensive income:
  Net income                                         -          -    187,540           -           -             -        187,540
  Unrealized holding losses  on
    securities arising during the period             -          -          -           -           -        (2,951)        (2,951)
                                                                                                                    --------------
  Total comprehensive income                                                                                              184,589
Cash dividend declared on common stock               -          -    (81,283)          -           -             -        (81,283)
Common stock issued:
  Dividend reinvestment and other stock plans
   (181 shares)                                    145      5,394          -           -           -             -          5,539
  Exercise of stock options, net (1,037 shares)    830     11,455          -           -           -             -         12,285
ESOP debt repayment                                  -          -          -         538           -             -            538
                                               -------  ---------- ---------  ----------- ---------  -------------- --------------
Balance, June 30, 1997                        $140,291 $  965,194 $1,378,999 $    (4,739)$         -$        4,317 $    2,484,062
                                               ======== ========== ========== =========== ========== ============== ==============

Balance, December 31, 1997                    $141,272 $  987,281 $1,467,193 $    (4,201)$         -$       20,875 $    2,612,420
Comprehensive income:
  Net income                                         -          -    230,894           -           -             -        230,894
  Unrealized holding gains on
    securities arising during the period             -          -          -           -           -         1,794          1,794
                                                                                                                    --------------
  Total comprehensive income                                                                                              232,688
Cash dividends declared on common stock              -          -   (101,487)          -           -             -       (101,487)
Common stock issued:
  Dividend reinvestment and other stock plans
   (345 shares)                                    276     17,799          -           -           -             -         18,075
  Exercise of stock options, net (917 shares)      575      1,732          -           -     10,330              -         12,637
Purchase of treasury stock (3,926 shares)                                                  (192,289)                     (192,289)
ESOP debt repayment                                  -          -          -         538           -             -            538
                                               -------  ---------- ---------  ----------- ---------  -------------- --------------
Balance, June 30, 1998                        $142,123 $1,006,812 $1,596,600 $    (3,663)$ (181,959)$       22,669 $    2,582,582
                                               ======== ========== ========== =========== ========== ============== ==============

See accompanying Notes to Consolidated Financial Statements.

                      Summit Bancorp and Subsidiaries
               Notes to Consolidated Financial Statements
                              (Unaudited)

1.) Basis of Presentation

 The accompanying financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated financial position of Summit Bancorp and subsidiaries (the "Company"), the consolidated results of operations, changes in cash flows and changes in shareholders' equity. All significant intercompany accounts and transactions have been eliminated in consolidation. In all material respects, the financial statements presented comply with the current reporting requirements of supervisory authorities. Certain prior period amounts have been reclassified to conform to the financial statement presentation of 1998. For additional information and disclosures required under generally accepted accounting principles, reference is made to the Company's 1997 Annual Report on Form 10-K.

 On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The Statement defines total comprehensive income as all changes in equity during a period from transactions and other events and circumstances from nonowner sources. The Company's other comprehensive income is generally comprised of unrealized holding gains and losses on securities available for sale. Disclosure of comprehensive income for the 1998 and 1997 periods is presented in the accompanying Consolidated Statements of Shareholders' Equity.

 Effective January 1, 1998, the Company adopted Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" issued by the American Institute of Certified Public Accountants. This statement establishes standards for the capitalization of computer software developed or obtained for internal use. The impact of adopting this statement was not material to the financial condition or results of operations of the Company.


2.) Acquisitions and Restructuring Charges

 On March 1, 1997, the Company completed the acquisition of B.M.J. Financial Corp. ("BMJ"). This acquisition was accounted for as a pooling of interests, and was recorded as an adjustment to shareholders' equity as of January 1, 1997, without restating the consolidated financial statements for 1996 and prior years. Merger-related charges of $26.5 million ($16.7 million, after tax) were recorded at the time of the acquisition.


 On August 1, 1997, the Company completed the acquisition of Collective Bancorp, Inc. ("Collective"). This acquisition was accounted for as a pooling of interests and all financial information, prior to the acquisition date, has been restated to reflect the combined financial information. Merger-related charges of $56.5 million ($37.1 million, after tax) were recorded at the time of the acquisition.

 On December 12, 1997, the Company acquired Corporate Dynamics, an employee benefits consulting firm, and Philadelphia Benefits Corp., a group health insurance agency, with the issuance of 495,000 shares of common stock. These acquisitions were accounted for as purchases.

 On June 18, 1998, the Company announced that it had entered into a definitive agreement to acquire NSS Bancorp. Inc., a bank holding company headquartered in Norwalk, Connecticut. Under the terms of the agreement, each share of NSS Bancorp, Inc. common stock will be exchanged for 1.232 shares of the Company's common stock. The transaction, which will be accounted for as a purchase, is expected to be completed in the fourth quarter of 1998, subject to NSS Bancorp, Inc. shareholder and regulatory approval. In connection with this acquisition, the Company has purchased its common stock of which approximately 2.8 million shares will be reissued to effect the acquisition.

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


(In thousands, except per share data)
--------------------------------------------------------------------------------
                      Three months ended June 30,       Six months ended June 30,
                            	1998     	1997                  	1998     	1997
                      ---------------------------      ------------------------
Net Income                	$118,477  	$105,058	             $230,894  	$187,540
===============================================================================
Basic weighted-average
  common shares outstanding	176,127   	174,905              	176,528   	174,642
Plus: Common stock
         equivalents        	2,105      	2,218                	2,211     	2,274
---------------------------------------------------------------------------------
Diluted weighted-average
 common shares outstanding	178,232    	177,123              	178,739   	176,916
================================================================================
Net income per common share:
   Basic                    	$0.67      	$0.60                	$1.31     	$1.07
   Diluted                   	0.66       	0.59                 	1.29      	1.06
================================================================================

4.) Recent Accounting Pronouncements

 In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related information." SFAS No. 131 establishes standards and disclosure requirements for the way companies report information about operating segments, including related product information. Operating segments are defined based upon the way management organizes segments for making operations decisions and evaluating performance. Information such as segment net earnings, revenues, expense items and certain balance sheet amounts are required to be presented. These amounts are to be reconciled to the Company's combined financial information. SFAS No. 131 is effective for financial statements issued for annual periods ending after December 15, 1998, and interim periods beginning in 1999.

 In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." This Statement standardizes the disclosure requirements for pension and other postretirement benefits by requiring additional information that will facilitate financial analysis, and eliminating certain disclosures that are considered no longer useful. SFAS No. 132 supersedes the disclosure requirements in SFAS Nos. 87, 88 and 106. This Statement is effective for fiscal years beginning after December 15, 1997, and will be adopted December 31, 1998.

 In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, and for hedging activities. SFAS No. 133 supersedes the disclosure requirements in SFAS No. 80, 105 and 119. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-----------------------------------------------
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
   ---------------------------------------------

 Summit Bancorp is a bank holding company located in Princeton, New
 Jersey. The Company owns two bank subsidiaries and several active non-bank subsidiaries. The Company's bank subsidiaries provide a broad range of retail, commercial and private banking services as well as trust and investment services to individuals, businesses, not-for-profit organizations, government entities and other financial institutions. These services are provided through an extensive branch network, including supermarket branches and private banking facilities, as well as through automated teller machines and personal computers.

FINANCIAL CONDITION

 Total assets at June 30, 1998, were $31.1 billion, an increase of $1.2 billion or 3.9 percent from year-end 1997, which can generally be attributed to an increase in the loan portfolios.

 Securities held to maturity at June 30, 1998, were $5.1 billion and were mainly comprised of $3.5 billion of U.S. Government and Federal agency securities, $1.4 billion of other securities, predominately corporate collateralized mortgage obligations ("CMOs"), and $165.0 million of state and political subdivision securities. These securities increased $913.1 million or 22.0 percent from year-end 1997, primarily as cash flows from securities available for sale were reinvested in securities held to maturity. For the six months of 1998, $2.0 billion of held to maturity securities were purchased, partially offset by principal repayments and maturities of $1.1 billion. At June 30, 1998, and December 31, 1997, net unrealized gains(losses) on securities held to maturity amounted to $ 9.5 million and $(6.0) million, respectively.

 At June 30, 1998, securities available for sale amounted to $4.3 billion and were predominately comprised of U.S. Government and Federal agency securities. These securities decreased $779.0 million or 15.3 percent from year-end 1997, primarily as cash flows from securities available for sale were reinvested in securities held to maturity. The decrease resulted from $1.4 billion in maturities and principal repayments and $732.1 million in sales, partially offset by $1.3 billion in purchases.

 At June 30, 1998, total loans amounted to $19.7 billion and increased $815.7 million or 4.3 percent from year-end 1997. Commercial loans increased $428.8 million or 6.9 percent as compared to December 31, 1997. The increase in commercial loans was primarily related to growth in large corporate (larger middle market credit users with revenues in excess of $125 million), real estate and asset-based lending. Commercial mortgage loans increased $159.6 million or 5.9 percent. Residential mortgage loans decreased $36.1 million or .6 percent from December 31, 1997. Consumer loans increased $263.4 million or 6.2% from year end December 1997.

 Total deposits were $22.1 billion at June 30, 1998, a decrease of $223.0 million or 1.0 percent from December 31, 1997. Savings and time deposits continued to be impacted by the investors desire for investment alternatives such as mutual funds, annuities and the stock market. Savings and time deposits at $16.4 billion decreased $505.2 million or 3.0 percent from December 31, 1997. Partially offsetting these decreases, was an increase in demand deposits of $254.7 million or 5.6 percent from year-end 1997 to $4.8 billion. The increase in demand deposits was generated in both business and personal accounts. Also increasing were commercial certificates of deposit $100,000 and over which were up $27.5 million, or 3.1 percent compared to December 31, 1997.

 Other borrowed funds at June 30, 1998, increased $755.0 million or 22.2 percent from December 31, 1997, to $4.2 billion. The increase in borrowed funds can be attributed to increases in short-term Federal Home Loan Bank advances and Federal funds purchased, partially offset by a decrease in short-term repurchase agreements. Long-term debt at June 30, 1998, increased $634.5 million, or 50.9 percent from December 31, 1997 to $1.9 billion. The increase in long-term debt was principally the result of the increase in long-term repurchase agreements of $725.0 million. Included in long-term debt at each of the periods presented, is $150.0 million of capital qualifying securities. The increases in other borrowed funds and long-term debt were generally used to fund the growth in the loan and investment portfolios and to replace the reduction in deposits.


 Approximately 3.9 million shares of Company common stock was repurchased during the second quarter, at a cost of $192.3 million. The treasury stock will be used for employee benefit plans, the acquisition of NSS Bancorp Inc., and for general corporate purposes. Partially offsetting the decrease in shareholders' equity resulting from the buyback, was net income for the period less dividends paid on common stock. Total shareholders' equity at June 30, 1998, decreased $29.8 million from the December 31, 1997, balance of $2.612 billion. Included in shareholders' equity at June 30, 1998, was accumulated other comprehensive income, net of tax, amounting to $22.7 million, compared to $20.9 million at year-end 1997. Accumulated other comprehensive income is comprised principally of unrealized holding gains/losses on the securities available for sale portfolio.


 The Company's capital ratios for June 30, 1998, as compared to select prior periods and regulatory requirements, are shown in the following table. The Company's bank subsidiaries meet the well-capitalized requirements for each of the periods presented. The decreases in the June 30, 1998, ratios are principally attributable to the treasury stock repurchase previously referenced.

--------------------------------------------------------------------------------------
                                                               Minimum
                       		June 30,   	Dec.  31,  	June  30,     Required   	Well
	Selected Capital Ratios:	 1998      	 1997       	1997       	Capital    	Capitalized
 Equity to assets	         8.29%       8.72%	      8.50 %         -            -
 Leverage ratio	           8.39	       8.76        8.54	         3.00%       5.00%
 Tier I capital           11.68	       12.64	     12.63         	4.00	       6.00
 Total risk-based capital 13.76        14.83      15.04         	8.00      	10.00
----------------------------------------------------------------------------------

Non-Performing Assets

Non-performing assets include non-performing loans and other real estate owned ("OREO") and are shown in the following table as of the dates indicated.
--------------------------------------------------------------------------------

Non-Performing Assets
 (In thousands)          	June 30, 1998    		Dec. 31, 1997    		June 30, 1997
-------------------------------------------------------------------------------
Non-performing loans (1):
	 Commercial and industrial   	$46,405	          	$42,644	         	$46,675
	 Commercial mortgage          	22,484           		37,993          		47,931
	 Construction and development  	2,566            		4,453          		15,571
------------------------------------------------------------------------------
     Non-performing loans      	71,455           		85,090	         	110,177
	OREO, net                      	8,913           		14,249	          	21,807
-----------------------------------------------------------------------------
	     Non-performing assets   	$80,368          		$99,339	        	$131,984
-----------------------------------------------------------------------------
	Non-performing loans
     to total loans               	.36%	             	.45%	            	.59%
	Non-performing assets to
     total loans and OREO         	.41              		.53             		.71
----------------------------------------------------------------------------

  (1) Loans, not included above, past due 90 days or more amounted to $57.0
 million, $48.6 million and $71.5 million 		at June 30, 1998, December
 31, 1997, and June 30, 1997, respectively. These loans are primarily
 residential 			mortgage and consumer loans which are well
 secured and in the process of collection.

 The average balance of non-performing loans for the six months ended June 30, 1998, was $75.5 million. Interest income received on non-performing loans amounted to $1.0 million for the six months ended June 30, 1998, compared to $1.3 million in the same period a year ago.

 Allowance for Loan Losses

 A standardized process has been established to assess the adequacy of the allowance for loan losses and to identify the risks inherent in the loan portfolio. This process incorporates credit reviews and gives consideration to areas of exposure such as concentrations of credit, economic and industry conditions, trends in delinquencies and collections, collateral coverage, and the composition of the performing and non-performing loan portfolios. The allowance for loan losses is maintained at a level that management believes to be adequate to absorb anticipated loan losses. The unallocated portion of the allowance for loan losses, in excess of specific and general reserves, was $182.8 million at June 30, 1998, compared to $166.8 million at December 31, 1997.

 Transactions in the allowance for loan losses, by loan category, for the three and six month periods ended June 30, 1998, and 1997 and selected loan quality ratios for the dates indicated are shown in the following tables:


------------------------------------------------------------------------------
Allowance for Loan Losses         Three months                Six months
                                 ended June 30,              ended June 30,
		(In thousands)                 	1998		     1997	          	1998		       1997
------------------------------------------------------------------------------
 Balance, beginning of period 	$301,264	 	$290,471       		$296,494	 	$280,611
 Acquisition adjustments, net     	-	         	-	             	-	       	9,994
   Provision for loan losses    	18,000   		15,090	         	33,000   		30,600
------------------------------------------------------------------------------
                               	319,264  		305,561        		329,494	  	321,205
-----------------------------------------------------------------------------
Loans charged off:
   Commercial and industrial     	2,824    		6,295	         	11,490    		14,429
   Construction and development    	939	    	2,148          		1,295	     	2,872
   Commercial mortgage           	1,847	    	1,652          		2,107	     	5,928
   Residential mortgage          	3,330    		4,534	          	3,649	     	5,568
   Consumer                      	8,524	    	6,495         		17,856	    	13,985
-------------------------------------------------------------------------------
       Total loans charged off  	17,464	   	21,124	         	36,397    		42,782
--------------------------------------------------------------------------------
   Recoveries:
   Commercial and industrial     	1,755	    	4,907	          	6,404     		7,533
   Construction and development  	1,019    		3,042	          	2,817     		3,225
   Commercial mortgage           	1,431       		79	          	1,718       		832
   Residential mortgage            	555	      	101	            	829       		593
   Consumer                      	2,193    		1,500          		3,888     		3,460
-------------------------------------------------------------------------------
       Total recoveries          	6,953    		9,629	         	15,656	    	15,643
-------------------------------------------------------------------------------
   Net charge offs              	10,511   		11,495	         	20,741    		27,139
--------------------------------------------------------------------------------
   Balance, end of period     	$308,753 		$294,066	       	$308,753  		$294,066
================================================================================


------------------------------------------------------------------------------

                               	June 30,	       	Dec. 31,	        	June 30,
	                                 1998           		1997            		1997
-----------------------------------------------------------------------------
   Net charge offs to
      average loans:
        Quarter-to-date         	.22%	             	.25%	           	.25%
        Year-to-date            	.22              		.29            		.30
   Allowance for loan losses to:
      Total loans              	1.57  	           	1.57           		1.58
      Non-performing loans   	432.09           		348.45         		266.90
      Non-performing assets  	384.17           		298.47         		222.80
----------------------------------------------------------------------------

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 1998, was $118.5 million, or $.67 per basic share compared to $105.1 million or $.60 per basic share for the second quarter of 1997. On a diluted per share basis, net income for the three months ended, was $.66 per diluted share compared to $.59 for the same period in 1997.

For the six months ended June 30, 1998, net income was $230.9 million or $1.31 per basic share compared to $187.5 million or $1.07 per basic share, after merger-related charges. On a diluted basis, net income for the six months ended, was $1.29 per diluted share, compared to $1.06 for the six months ended June 30, 1997. The results for the six months ended June 30, 1997, included merger-related restructuring charges of $26.5 million ($16.7 million, after tax) recorded in the first quarter of 1997, associated with the acquisition of BMJ.


The following are key performance indicators for the three and six month periods ended June 30, 1998, and 1997.

-------------------------------------------------------------------------------------
(In thousands, except per share)
--------------------------------------------------------------------------------------
                           Three  months ended June 30,    Six months ended June 30,
Before merger-related charges    	1998       	1997           	1998         	1997
--------------------------------------------------------------------------------------
  Net income                   	$118,477   	$105,058      	$230,894      	$204,220
  Net income per share:
    Basic	                         $0.67      	$0.60         	$1.31         	$1.17
    Diluted                        	0.66       	0.59          	1.29          	1.15
  Dividends per share              	0.30       	0.24          	0.57          	0.48
  Return on:
    Average assets                 	1.56%      	1.46%         	1.54%         	1.43%
    Average common equity         	17.86      	17.16         	17.46         	16.97
  Efficiency ratio                	49.81      	50.03         	50.83         	50.36
-------------------------------------------------------------------------------------
After merger-related charges
-------------------------------------------------------------------------------------
  Net income                   	$118,477   	$105,058      	$230,894      	$187,540
  Net income per share: :
    Basic                         	$0.67      	$0.60         	$1.31         	$1.07
    Diluted                        	0.66       	0.59          	1.29          	1.06
  Return on:
    Average assets                 	1.56%      	1.46%         	1.54%         	1.32%
    Average common equity         	17.86      	17.16         	17.46         	15.59
-------------------------------------------------------------------------------------


Net Interest Income

Interest income on a tax-equivalent basis was $1.1 billion for the six months ended June 30, 1998, an increase of $48.6 million, or 4.7 percent, compared to a year ago. Interest-earning assets averaged $28.6 billion, an increase of $1.5 billion, or 5.7 percent compared to the prior year period. The increase in interest-earning assets contributed $65.0 million to the increase in tax-equivalent interest income, partially offset by a decline of $16.4 million due to the reduction in the yield on interest-earning assets. While the average balance of interest-earning assets increased over the period, the rate earned on the overall balance decreased 6 basis points from 7.65 percent in 1997 to 7.59 percent in 1998. The decrease was generally the result of maturing assets being reinvested in a lower interest rate environment.

Interest expense increased $32.3 million, or 7.2 percent, for the six months ended June 30, 1998, compared to the same period in 1997. The increase in the rate paid for interest-bearing liabilities contributed $7.9 million to the increase in interest expense. The increase in the rate paid on interest-bearing liabilities was largely attributable to the increase in the average rate paid on time deposits, from 5.15 percent in the 1997 period to 5.31 percent in 1998 as a result of a shift from lower rate savings and money market accounts to higher cost tiered and retail CDs. The remaining $24.4 million in interest expense was attributable to an increase in interest-bearing liabilities used to fund the growth in the loan and investment portfolios. Interest-bearing liabilities averaged $22.8 billion, an increase of $875.7 million, or 4.0 percent, from the prior year period.

The rate/volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates over the periods. Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values.


--------------------------------------------------------------------------------------
Rate/Volume Table

                                         	Amount of  Increase(Decrease)
--------------------------------------------------------------------------------------
                              	Three months ended June 30,   	Six months ended June 30,
                                     1998 versus 1997              1998 versus 1997
--------------------------------------------------------------------------------------
                               	Due to change in:	         			Due to change in:
---------------------------------------------------------------------------------------
(Tax-equivalent basis, in millions)
                              	Volume    	Rate   	Total	    	Volume   	Rate   	Total
---------------------------------------------------------------------------------------
Interest Income
  Loans:
     Commercial	                $30.4  	$(13.6)  	$16.8 	    	$40.7  	$(8.7)  	$32.0
     Commercial mortgage	         4.3    	(5.6)   	(1.3)	      	0.5   	(3.1)  	(2.6)
     Residential mortgage	       (5.4)   	(1.7)   	(7.1)    		(11.6)  	(3.0) 	(14.6)
     Consumer	                    8.0    	(0.7)    	7.3 	     	16.5   	(0.6)   	15.9
---------------------------------------------------------------------------------------
       Total loans	              37.3   	(21.6)   	15.7 	     	46.1  	(15.4)   	30.7
  Securities held to maturity   (13.4)   	(1.2)  	(14.6)    		(35.1)  	(2.4) 	(37.5)
  Securities available for sale  27.6    	(6.4)   	21.2      		57.0    	0.1    	57.1
  Other interest-earning asset	  (1.3)    	0.0    	(1.3)     		(3.0)   	1.3   	(1.7)
----------------------------------------------------------------------------------------
      Total interest income    	$50.2  	$(29.2)  	$21.0     		$65.0 	$(16.4)  	$48.6
----------------------------------------------------------------------------------------
Interest Expense
  Deposits:
    Savings deposits           	$(1.8)  	$(1.0)  	$(2.8)	    	$(2.3) 	$(1.0) 	$(3.3)
    Time deposits              	(12.3)   	11.0    	(1.3)    		(13.3)  	12.1   	(1.2)
    Commercial CD's > $100 M	     0.2     	0.0     	0.2       		1.1    	0.3     	1.4
--------------------------------------------------------------------------------------
      Total deposits           	(13.9)   	10.0    	(3.9)    		(14.5)  	11.4   	(3.1)
  Other interest-bearing
       liabilities              	28.1   	(10.7)   	17.4      		38.9   	(3.5)   	35.4
--------------------------------------------------------------------------------------
      Total interest expense    	14.2    	(0.7)   	13.5      		24.4    	7.9    	32.3
--------------------------------------------------------------------------------------
Net interest income            	$36.0  	$(28.5)   	$7.5     		$40.6 	$(24.3)  	$16.3
======================================================================================

Net interest income on a tax-equivalent basis was $590.4 million for the six months ended June 30, 1998, an increase of $16.3 million, or
 2.8 percent, compared to the same period in 1997.

The net interest spread percentage on a tax-equivalent basis (the difference between the rate earned on average interest-earning assets and the rate paid on average interest bearing liabilities) was 3.31 percent for the six months ended June 30, 1998, compared to 3.49 percent for the prior year period. Net interest margin (net interest income on a tax-equivalent basis as a percentage of average interest-earning assets) was 4.17 percent for the six months ended June 1998, compared to 4.28 percent during the same period in 1997. The decline in net interest spread and net interest margin can primarily be attributed to maturing assets being invested in a lower interest rate environment, and a change in the mix of funding, from deposits to borrowings.





                       Summit Bancorp and Subsidiaries
      Consolidated Average Balance Sheets with Resultant Interest and Rates
                                    Unaudited
                 (Tax-equivalent basis, dollars in thousands)



                                                                 Three Months Ended June 30,
                                             ------------------------------------------------------------------
                                                            1998                              1997
                                             --------------------------------------------------------------
                                               Average              Average      Average              Average
                                               Balance    Interest   Rate        Balance    Interest   Rate
                                             ------------ --------- --------   ------------ --------- --------
Assets
Interest-earning-assets:
  Federal funds sold and securities purchased
    under agreements to resell              $    15,035  $    236     6.30 %  $    91,877  $  1,344     5.87 %
  Interest-bearing deposits with banks           24,770       375     6.07         15,822       218     5.53
  Securities:
    Trading account securities                   22,661       360     6.37         37,073       764     8.27
    Securities available for sale             4,816,731    76,938     6.39      3,427,850    55,692     6.50
    Securities held to maturity               4,402,545    70,391     6.40      5,236,067    85,033     6.50
                                             ------------ --------- --------   ------------ --------- --------
      Total securities                        9,241,937   147,689     6.39      8,700,990   141,489     6.50
                                             ------------ --------- --------   ------------ --------- --------
  Loans:
    Commercial                                6,528,314   137,113     8.42      5,628,057   120,320     8.57
    Commercial mortgage                       2,833,291    59,696     8.43      2,795,811    61,002     8.73
    Residential mortgage                      5,721,791   104,842     7.33      6,015,922   111,924     7.44
    Consumer                                  4,359,659    91,587     8.43      4,004,200    84,250     8.44
                                             ------------ --------- --------   ------------ --------- --------
      Total loans                            19,443,055   393,238     8.11     18,443,990   377,496     8.21
                                             ------------ --------- --------   ------------ --------- --------
      Total interest-earning assets          28,724,797   541,538     7.56     27,252,679   520,547     7.66
                                             ------------ --------- --------   ------------ --------- --------
Non-interest earning assets:
  Cash and due from banks                     1,005,805                           987,413
  Allowance for loan losses                    (305,566)                         (299,375)
  Other assets                                  965,884                           936,257
                                             ------------                      ------------
      Total non-interest earning assets       1,666,123                         1,624,295
                                             ------------                      ------------
Total Assets                                $30,390,920                       $28,876,974
                                             ============                      ============

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Savings deposits                          $ 9,419,197    60,329     2.57    $ 9,686,602    63,083     2.61
  Time deposits                               7,071,065    93,377     5.30      7,347,987    94,704     5.17
  Commercial certificates of deposit
    $100,000 and over                           906,884    12,302     5.44        893,680    12,120     5.44
                                             ------------ --------- --------   ------------ --------- --------
      Total interest-bearing deposits        17,397,146   166,008     3.83     17,928,269   169,907     3.80
                                             ------------ --------- --------   ------------ --------- --------
  Other borrowed funds                        3,690,155    50,105     5.45      3,219,353    44,064     5.49
  Long-term debt                              1,742,456    27,382     6.29        880,643    16,045     7.29
                                             ------------ --------- --------   ------------ --------- --------
      Total interest-bearing liabilities     22,829,757   243,495     4.28     22,028,265   230,016     4.19
                                             ------------ --------- --------   ------------ --------- --------
Non-interest bearing liabilities:
  Demand deposits                             4,510,854                         4,060,779
  Other liabilities                             389,433                           332,565
                                             ------------                      ------------
      Total non-interest bearing liabilities  4,900,287                         4,393,344
Shareholders' Equity                          2,660,876                         2,455,365
                                             ------------                      ------------
Total Liabilities and Shareholders' Equity  $30,390,920                       $28,876,974
                                             ============ ---------            ============ ---------
Net interest income (tax-equivalent basis)                298,043     3.28 %                290,531     3.47 %
                                                          --------- ========                --------- ========
Tax-equivalent basis adjustment (based on a
     Federal income tax rate of 35%)                       (3,150)                           (3,716)
                                                          ---------                         ---------
Net interest income                                      $294,893                          $286,815
                                                          =========                         =========
Net interest income as a percent of interest
     earning assets (tax-equivalent basis)                            4.16 %                            4.28 %
                                                                    ========                          ========




                       Summit Bancorp and Subsidiaries
    Consolidated Average Balance Sheets with Resultant Interest and Rates
                                   Unaudited
                 (Tax-equivalent basis, dollars in thousands)



                                                                Six Months Ended June 30,
                                           --------------------------------------------------------------------------
                                                           1998                                  1997
                                           --------------------------------------------------------------------------
                                            Average                 Average       Average                 Average
                                             Balance     Interest     Rate         Balance     Interest     Rate

Assets                                     ------------ ----------- ----------   ------------ ----------- ----------
Interest-earning-assets:
  Federal funds sold and securities purchased
    under agreements to resell            $    22,072  $      643       5.87 %  $    98,452  $    2,597       5.32 %
  Interest-bearing deposits with banks         25,911         806       6.27         14,163         391       5.57
  Securities:
    Trading account securities                 27,863         942       6.82         34,623       1,138       6.63
    Securities available for sale           5,089,824     162,581       6.39      3,303,193     105,431       6.38
    Securities held to maturity             4,187,363     134,302       6.41      5,288,703     171,786       6.50
                                           ------------ ----------- ----------   ------------ ----------- ----------
      Total securities                      9,305,050     297,825       6.40      8,626,519     278,355       6.45
                                           ------------ ----------- ----------   ------------ ----------- ----------
  Loans:
    Commercial                              6,363,227     265,659       8.42      5,523,801     233,659       8.53
    Commercial mortgage                     2,801,791     118,832       8.48      2,798,087     121,448       8.68
    Residential mortgage                    5,722,116     209,628       7.33      6,032,323     224,231       7.43
    Consumer                                4,314,428     180,654       8.44      3,933,338     164,749       8.45
                                           ------------ ----------- ----------   ------------ ----------- ----------
      Total loans                          19,201,562     774,773       8.14     18,287,549     744,087       8.21
                                           ------------ ----------- ----------   ------------ ----------- ----------
      Total interest-earning assets        28,554,595   1,074,047       7.59     27,026,683   1,025,430       7.65
                                           ------------ ----------- ----------   ------------ ----------- ----------
Non-interest earning assets:
  Cash and due from banks                   1,017,587                             1,058,270
  Allowance for loan losses                  (303,828)                             (297,594)
  Other assets                                956,368                               920,682
                                           ------------                          ------------
      Total non-interest earning assets     1,670,127                             1,681,358
                                           ------------                          ------------
Total Assets                              $30,224,722                           $28,708,041
                                           ============                          ============

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Savings deposits                        $ 9,478,456     121,881       2.59    $ 9,662,614     125,173       2.61
  Time deposits                             7,163,649     188,693       5.31      7,428,550     189,874       5.15
  Commercial certificates of deposit
    $100,000 and over                         912,386      24,559       5.43        872,346      23,174       5.36
                                           ------------ ----------- ----------   ------------------------ ----------
      Total interest-bearing deposits      17,554,491     335,133       3.85     17,963,510     338,221       3.80
                                           ------------ ----------- ----------   ------------------------ ----------
  Other borrowed funds                      3,588,557      96,893       5.44      3,135,772      85,150       5.48
  Long-term debt                            1,630,478      51,640       6.33        798,497      27,944       7.00
                                           ------------ ----------- ----------   ------------------------ ----------
      Total interest-bearing liabilities   22,773,526     483,666       4.28     21,897,779     451,315       4.16
                                           ------------ ----------- ----------   ------------------------ ----------
Non-interest bearing liabilities:
  Demand deposits                           4,402,440                             4,050,466
  Other liabilities                           381,470                               333,241
                                           ------------                          ------------
      Total non-interest bearing liabilities4,783,910                             4,383,707
Shareholders' Equity                        2,667,286                             2,426,555
                                           ------------                          ------------
Total Liabilities and Shareholders' Equity$30,224,722                           $28,708,041
                                           ============ -----------              ============ -----------
Net interest income (tax-equivalent basis)                590,381       3.31 %                  574,115       3.49 %
                                                        ----------- ==========                ----------- ==========
Tax-equivalent basis adjustment (based on a
     Federal income tax rate of 35%)                       (6,330)                               (7,285)
                                                        -----------                           -----------
Net interest income                                    $  584,051                            $  566,830
                                                        ===========                           ===========
Net interest income as a percent of interest
     earning assets (tax-equivalent basis)                              4.17 %                                4.28 %
                                                                    ==========                            ==========



Non-Interest Income

 Non-interest income categories for the three and six month periods ended June 30, 1998, and 1997, are shown in the following table:

-------------------------------------------------------------------------------------------
(In millions)               Three months ended June 30,        Six months ended June 30,
-------------------------------------------------------------------------------------------
                                                 Percent                            Percent
                            1998       1997       Change	     1998          1997     Change
-------------------------------------------------------------------------------------------
Service charges on
 deposit accounts         	$31.7     	$28.3       	11.7%	   	$61.9        	$56.6	      9.5%
Service and loan fee income	15.2      	12.9       	17.6     		28.1         	24.2     	15.9
Trust and investment
 services income           	15.0      	11.4       	31.8     		28.4         	22.7     	25.3
Other                      	25.2      	18.1       	39.3     		46.8         	35.2     	32.7
--------------------------------------------------------------------------------------------
  Total non-interest
     operating income      	87.1      	70.7       	23.1    		165.2        	138.7     	19.1
Securities gains            	3.0       	0.8      	296.4      		4.5          	2.2    	103.9
--------------------------------------------------------------------------------------------
   Total non-interest
       income             	$90.1     	$71.5       	26.0%	  	$169.7       	$140.9	     20.4%
============================================================================================


 The increase in income from service charges on deposits for the three and six month periods ended June 30, 1998, was primarily the result of the increase in rates and a change in the method used to assess charges for nonsufficient funds.

 The increase in service and loan fee income for the three and six months ended June 30, 1998, was primarily due to increased originations and gains on sales of mortgage loans.

 The increase in trust and investment services fees for the three and six month periods ended June 30, 1998, was generally due to increases in asset management advisory fees and fees from sales of proprietary and third party mutual funds.

 The increase in other non-interest income for the 1998 periods was largely attributable to increased insurance fees generated by Corporate Dynamics and Philadelphia Benefits Corp., the recently acquired subsidiaries. Also contributing to the increase were gains on the sale of branches and deposits and ATM access fees.

Non-Interest Expenses

 Non-interest expense categories for the three and six month periods ended June 30, 1998, and 1997, are shown in the following table:

---------------------------------------------------------------------------------------------
(In millions)          Three months ended June 30,             Six months ended June 30,
---------------------------------------------------------------------------------------------
                                            Percent                                  Percent
                     1998          1997      Change         1998          1997        Change
---------------------------------------------------------------------------------------------
Salaries           	$74.4        	$72.3        2.9%	     	$150.9       	$142.9	         5.6%
Pension and other
  employee benefits 	27.2         	22.5      	20.7   	     	53.8         	47.7        	12.9
Furniture and
  equipment         	20.8         	19.9       	4.6        		41.2         	38.2	         7.9
Occupancy, net      	17.6         	17.8      	(1.4)       		36.1         	36.3        	(0.5)
Communications       	9.1          	8.6       	5.6        		18.6         	17.3         	7.2
Other               	42.8         	40.2       	6.6        		83.0         	79.4	         4.4
----------------------------------------------------------------------------------------------
    Total non-interest
       operating
          expenses 	191.9        	181.3       	5.8       		383.6        	361.8         	6.0
----------------------------------------------------------------------------------------------
Merger-related charges	-	           -          	-           		-          	26.5	      (100.0)
----------------------------------------------------------------------------------------------
   Total non-interest
     expenses     	$191.9       	$181.3       	5.8%	     	$383.6       	$388.3	        (1.2)%
----------------------------------------------------------------------------------------------

 Salaries and employee benefits increased $2.1 million or 2.9 percent and $4.7 million or 20.7 percent, respectively, for the quarter ended June 30, 1998, compared to 1997. For the six months ended June 30, 1998, compared to 1997, these costs increased $8.0 million or 5.6 percent and $6.1 million or 12.9 percent, respectively. Salaries and employee benefits reflect merit increases and increased incentive compensation linked to sales efforts. Partially offsetting the increases in salaries and benefits expense was the impact of adopting Statement of Position No. 98-1 providing for the capitalization of certain salary and benefit costs associated with internally developed software, which for the six months ended June 30, 1998, amounted to $1.4 million and $0.3 million, respectively.

 Furniture and equipment expenses increased $0.9 million or 4.6 percent for the quarter ended June 30, 1998, compared with 1997, and increased $3.0 million or 7.9 percent for the six months ended June 30, 1998, compared with the same period a year ago. This increase was primarily due to increases in leasing expenses associated with computer equipment.

 Communications expense increased $0.5 million or 5.6 percent for the three months ended June 30, 1998, compared with 1997, and increased $1.3 million or 7.2 percent for the six months ended 1998 when compared with the six months ended 1997. The increase was primarily due to expanded on line telephone system usage and equipment costs.

 Other expenses, which did not vary significantly from period to period, were largely comprised of legal and professional fees of $15.5 million, advertising and public relations expenses of $12.3 million and amortization of goodwill and intangibles of $9.4 million for the six months ended June 30, 1998.

 The effective income tax rate was 32.3 percent for the three months ended June 30, 1998, and 31.5 percent for the six months then ended, compared with 35.1 percent for each of the comparable 1997 periods. The decrease in the effective income tax rate was the result of the implementation of business strategies, including the realignment of corporate entities. The lower effective income tax rate is expected to continue throughout the remainder of 1998.

YEAR 2000

 The Company began taking a proactive stance regarding this issue in 1995 and has been working to prepare its computer systems and applications for the Year 2000. This process involves reviewing, modifying and replacing existing hardware and software as necessary and communicating with external providers and customers to determine whether they are addressing their Year 2000 issues appropriately.

 The Company remains on schedule with its initial plans to have all of its software tested and Year 2000 ready by first quarter, 1999. At June 30, 1998, approximately 85 percent of all software code has been remediated and is in testing. Testing has been completed on 43 percent of this software. Of the mission critical systems 65 percent are in testing and 20 percent have been completed. The cost for the millennium conversion, which is being expensed as incurred, is estimated to be $23 million and will be funded through operating cash flows.

 The Company has also initiated discussions with third parties, such as vendors, customers, governmental entities and others, to attempt to obtain assurance that they have appropriate plans to be Year 2000 compliant. At June 30, 1998, the Company has started to evaluate third party compliance with Year 2000 issues. Failure of the Company or third parties to correct Year 2000 issues could cause disruption of operations resulting in increased operating costs. In addition, to the extent customers' financial positions are weakened as a result of Year 2000 issues, credit quality could be adversely affected. The Company believes at this time that its efforts are adequate to address its Year 2000 concerns. However, since it cannot predict whether its vendors and customers will be successful in becoming Year 2000 compliant it is formulating detailed contingency plans to address the potential of a disruption of operations.

 In addition, the Company receives guidance from the Federal Financial Institutions Examination Council (FFIEC), the formal interagency body empowered to prescribe uniform principles, standards, and examination procedures for the examination of financial institutions by the federal regulatory agencies, and participates in scheduled federal Year 2000 examinations. These examinations are being conducted to assess each financial institution's Year 2000 efforts.

 The cost of the project and the expected completion dates are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially.

LIQUIDITY

 Liquidity is the ability to meet the borrowing needs and deposit withdrawal requirements of customers and support asset growth. Principal sources of liquidity are deposit generation, access to purchased funds, maturities and repayments of loans and investment securities and interest and fee income.

 The consolidated statements of cash flows present the change in cash and due from banks from operating, investing and financing activities. During the first six months of 1998, net cash provided by operating activities totaled $186.2 million. Contributing to net cash provided by operating activities were the results of operations, plus noncash expenses, and proceeds from the sales of mortgages held for sale. Partially offsetting the contributions to operating cash were funds used to originate mortgage loans held for sale and noncash revenues.

 Net cash used in investing activities totaled $1.1 billion. For the six months ended June 30, 1998, net cash used in transactions involving the investment portfolios totaled $126.4 million, while the growth in the loan portfolio used $753.1 million.

 Scheduled maturities and anticipated principal repayments of the held to maturity portfolio will approximate $0.8 billion throughout the balance of 1998. In addition, the securities available for sale portfolio is another source of liquidity. These sources can also be used to meet the funding needs during periods of loan growth.

 Net cash provided by financing activities totaled $.9 billion. During the first six months of 1998, other borrowed funds and long-term debt increased $1.4 billion. This increase was partially offset by the decrease in total deposits of $223.0 million, the purchase of the Company's common stock of $192.3 million, and the payment of common stock dividends.

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

 Factors that may cause actual results to differ from those results expressed or implied include, but are not limited to, the interest rate environment and the overall economy, the ability of customers to repay their obligations, the adequacy of the allowance for loan losses, the progress of integrating acquired financial institutions, competition and technological changes, including the Year 2000 issue. Although management has taken certain steps to mitigate the negative effect of the above mentioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse affect on profitability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
------------------------------------------------------

 Due to the nature of the Company's business, the Company's market risk is primarily its exposure to interest rate risk. Interest rate risk is the impact that changes in interest rates have on future earnings. The principal objective in managing interest rate risk is to maximize net interest income within the acceptable levels of risk that have been previously established by policy. This risk can be reduced by various strategies, including the administration of liability costs, the reinvestment of asset maturities and the use of off-balance sheet financial instruments. The Company has limited risks associated with foreign currencies and commodities.

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

 Based on the results of the interest simulation model as of June 30, 1998, if interest rates increase or decrease 100 basis points from current rates in an immediate and parallel shock over a twelve month period, the Company would expect a decrease of $10.0 million in net interest income and an increase of $4.0 million in net interest income, respectively. The results of the interest simulation model as of June 30, 1998, do not represent a material change from the amounts previously reported as of December 31, 1997.

 Interest rate risk management efforts also involve the use of certain derivative financial instruments for the purpose of stabilizing net interest income in a changing interest rate environment. The derivative financial instruments portfolio consists of interest rate swaps and floors. At June 30, 1998, the notional values of the swaps and floors were $424.0 million and $430.0 million, respectively. These derivatives resulted in a net interest income reduction of $1.0 million for the first six months of 1998. The cost to terminate these contracts at June 30, 1998, would have been $.3 million.

 PART II. OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS.
--------------------------
 Management does not believe that the ultimate disposition of the litigation discussed below will have a material adverse effect on the financial position and results of operation of the Company and its subsidiaries, taken as a whole.

 1. Annette Loatman on behalf of herself and all others similarly
    -------------------------------------------------------------
 situated v. United Jersey Bank, U.S. District Court for the District
 ------------------------------
 of New Jersey, Civil Action No. 95-5258 (JBS), filed on October 4, 1995. Robert M. Gundle, III, on behalf of himself and all others
       ----------------------------------------------------------
 similarly situated v. Summit Bank, successor in interest to United
-------------------------------------------------------------------
 Jersey Bank, U.S. District Court for the District of New Jersey, Civil
-----------
 Action No. 96-4477 (JBS), filed on October 14, 1996, and Annette
                                                         --------
 Loatman, on behalf of herself and all others similarly situated v.
-------------------------------------------------------------------
 United Jersey Bank, Superior Court of New Jersey, Camden County,
-------------------
 Docket No. L-3527-96 ("the State Action"), filed April 24, 1996, dismissed without prejudice pending the outcome of the federal actions on December 9, 1996, and reinstated October 15, 1997 with Robert M. Gundle, III as an additional named plaintiff. Reported on Form 10-K for the period ended December 31, 1997, and on Form 10-Q for the period ended March 31, 1998.

 In the State Action, on April 27, 1998, the Appellate Division denied the Bank's motion for leave to appeal from the trial court's certification of the class. The trial court has approved the form of notice to the class but has ruled that it need only be sent, at this time, to putative members of the class who were customers of United Jersey Bank/South, N.A.

 2.  Daniel Iverson, Lawrence Cohen and Terri Cohen, on behalf of
    ------------------------------------------------------------
 themselves and all others similarly situated v. Collective Bank, a
 -----------------------------------------------------------------
 federally chartered savings bank organized under the laws of the
 -----------------------------------------------------------------
 United States of America (improperly named as Collective Bancorp,
 ----------------------------------------------------------------
 Inc., a Delaware corporation), on behalf of itself and all others
 -----------------------------------------------------------------
 similarly situated. Superior Court of New Jersey, Atlantic County,
 ------------------
 Docket No. ATL-L-2578-95, filed on July 26, 1995, New Jersey Superior Court, Appellate Division, Docket No. A-2251-97T5F. Reported on Form 10-K for the period ended December 31, 1997, and on the Form 10-Q for the period ended March 31, 1998.

 On July 9, 1998, the New Jersey Appellate Division reversed the decision of the trial court and held that a bank may charge an attorney review fee in connection with a residential mortgage loan.

 3.  McAdoo CERCLA Matters. United States of America v. Alcan Aluminum,
     -----------------------------------------------------------------
 Inc., et al United States of America v. Alcan Aluminum et al, United
 ------------------------------------------------------------
 States District Court, Eastern District of Pennsylvania, Civil Action No.88-4970; United States of America and the Commonwealth of
            --------------------------------------------------
 Pennsylvania v. Air Products and Chemicals, Inc. et al, United States
 ------------------------------------------------------
 District Court for the Eastern District of Pennsylvania, Civil Action No. 97-7140; United States of America and the Commonwealth of
              --------------------------------------------------
 Pennsylvania v. Air Products and Chemicals, Inc. et al, United States
 ------------------------------------------------------
 District Court for the Eastern District of Pennsylvania, Civil Action No. 97-7144. Reported on Form 10-K for the period ended December 31, 1997.

 On May 6, 1998, the court approved the consent decrees in each of the actions. The cases are now closed.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
-------------------------------------------------

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
----------------------------------------

 Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

Not applicable

ITEM 5. OTHER INFORMATION.
---------------------------

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

(a)	Exhibits
------------

	(10) FF (ii)    Summit Bancorp. Executive Severance Plan Participation Letter.

 (27)            Summit Bancorp. financial data schedule-June 30, 1998


(b)	Reports on Form 8-K
-----------------------

	None.

SIGNATURE
---------


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            				       SUMMIT BANCORP.
                                                      -----------------
                                                		     	 Registrant



     DATE:   August 13, 1998    BY:        	 	       /s/ WILLIAM J. HEALY
                                                    ---------------------
                                                       William J. Healy
                                         Executive Vice President, Comptroller
                                                and Chief Accounting Officer
                                         			       (Duly Authorized Officer)

                                EXHIBIT INDEX
                               ----------------


  Exhibit No.	                        Description
--------------  ------------------------------------------------------------

*(10) FF (ii)  	Summit Bancorp. Executive Severance Plan Participation Letter.

 (27)           Summit Bancorp. financial data schedule-June 30, 1998

* Management contract or compensatory plan or arrangement.