Form 10-Q
period 1998-09-30
SUMMIT BANCORP/NJ/
filed 1998-11-16
CIK 101320

-----------------------------------------------------------------

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1998
                                -----------------------------

                                              or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to _________________

Commission File Number:             1-6451
                       --------------------------------------

                            SUMMIT BANCORP.
 -------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


    New Jersey                                  22-1903313
  ---------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)            Identification No.)

301 Carnegie Center, P.O.Box 2066, Princeton, New Jersey 08543-2066
---------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

                      (609) 987-3200
 ---------------------------------------------------------------
     (Registrant's telephone number, including area code)
---------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       [X] Yes   [ ] No

As of October 31, 1998 there were 173,356,542 shares of common stock,
               $.80 par value, outstanding.
------------------------------------------------------------------

                               SUMMIT BANCORP
                                 FORM 10-Q
                                   INDEX

                                                                     Page No.
Part I 	Financial Information

Item 1.	Financial Statements-unaudited

	Consolidated Balance Sheets -
	    September 30, 1998, December 31, 1997 and
     September 30, 1997.................................................	2

	Consolidated Statements of Income -
	    Three and Nine Months Ended September 30, 1998 and 1997............	3

	Consolidated Statements of Cash Flows -
	    Nine Months Ended September 30, 1998 and 1997......................	4

	Consolidated Statements of Shareholders' Equity -
	    Nine Months Ended September 30, 1998 and 1997......................	5


	Notes to Consolidated Financial Statements.............................	6

Item 2.	Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................	 8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.....	21

Part II.	Other Information.

Item 1.	Legal Proceedings..............................................	22

Item 2.	Changes in Securities and Use of Proceeds......................	22

Item 3.	Defaults Upon Senior Securities................................	22

Item 4.	Submission of Matters to a Vote of Security Holders............	22

Item 5.	Other Information..............................................	22

Item 6.	Exhibits and Reports on Form 8-K...............................	22

	Signature.............................................................	23

	Exhibit Index.........................................................	24


                     Summit Bancorp and Subsidiaries
                       Consolidated Balance Sheets
                                Unaudited
                             (In thousands)



                                                              September 30, December 31,  September 30,
                                                                  1998          1997          1997
                                                              ------------  ------------  ------------
Assets
Cash and due from banks                                      $  1,088,352  $  1,173,118  $  1,117,347
Federal funds sold and securities purchased
 under agreements to resell                                         1,000         4,460        14,359
Interest-bearing deposits with banks                               19,763        14,072         4,309
Securities:
   Trading account securities                                      15,962        35,216        29,808
   Securities available for sale                                4,432,791     5,074,896     4,596,923
   Securities held to maturity                                  5,358,215     4,157,543     4,078,729
                                                              ------------  ------------  ------------
 Total securities                                               9,806,968     9,267,655     8,705,460
                                                              ------------  ------------  ------------
Loans (net of unearned discount):
   Commercial                                                   6,979,170     6,253,740     5,846,194
   Commercial mortgage                                          2,868,823     2,703,793     2,808,423
   Residential mortgage                                         5,417,412     5,671,200     5,803,498
   Consumer                                                     5,035,258     4,259,633     4,172,548
                                                              ------------  ------------  ------------
        Total loans                                            20,300,663    18,888,366    18,630,663
   Less: Allowance for loan losses                                314,271       296,494       294,114
                                                              ------------  ------------  ------------
        Net loans                                              19,986,392    18,591,872    18,336,549
Premises and equipment                                            259,033       244,913       239,209
Goodwill and other intangibles                                    187,367       188,620       174,336
Accrued interest receivable                                       195,107       175,170       170,857
Due from customers on acceptances                                  17,419        15,814        15,814
Other assets                                                      290,813       288,478       312,866
                                                              ------------  ------------  ------------
Total Assets                                                 $ 31,852,214  $ 29,964,172  $ 29,091,106
                                                              ============  ============  ============

Liabilities and Shareholders' Equity
Deposits:
    Non-interest bearing demand deposits                     $  4,694,605  $  4,530,690  $  4,256,398
    Interest-bearing deposits:
        Savings and time deposits                              16,249,801    16,914,485    16,780,101
        Commercial certificates of deposit $100,000 and over    1,202,447       884,261       901,529
                                                              ------------  ------------  ------------
            Total deposits                                     22,146,853    22,329,436    21,938,028
Other borrowed funds                                            4,269,565     3,397,953     3,256,136
Accrued expenses and other liabilities                            288,329       290,197       294,432
Accrued interest payable                                          100,248        71,602        67,640
Bank acceptances outstanding                                       17,419        15,814        15,814
Long-term debt                                                  2,401,826     1,246,750     1,001,617
                                                              ------------  ------------  ------------
 Total liabilities                                             29,224,240    27,351,752    26,573,667
                                                              ------------  ------------  ------------
Shareholders' equity:
   Common stock par value $ .80:  authorized 390,000 shares;
       -issued: 177,648, 176,590 and 175,735
       -outstanding: 172,968, 176,590 and 175,735                 142,118       141,272       140,588
    Surplus                                                     1,004,332       987,281       968,881
    Retained earnings                                           1,663,363     1,467,193     1,402,581
    Employee stock ownership plan obligation                       (3,394)       (4,201)       (4,470)
    Accumulated other comprehensive income, net of tax             37,012        20,875         9,859
    Treasury stock; 4,680 shares                                 (215,457)             -             -
                                                              ------------  ------------  ------------
 Total shareholders' equity                                     2,627,974     2,612,420     2,517,439
                                                              ------------  ------------  ------------
Total Liabilities and Shareholders' Equity                   $ 31,852,214  $ 29,964,172  $ 29,091,106
                                                              ============  ============  ============

See accompanying Notes to Consolidated Financial Statements.


                  Summit Bancorp and Subsidiaries
                 Consolidated Statements of Income
                           Unaudited
               (In thousands, except per share data)



                                                           Three Months Ended            Nine Months
                                                              September 30,              September 30,
                                                          --------------------        -------------------
                                                             1998       1997            1998        1997
                                                          ---------   ---------
Interest Income
Loans                                                     $ 401,176  $ 380,000      $1,173,490  $1,121,321
Securities:
   Trading account securities                                   260        772           1,145       1,876
   Securities available for sale                             67,764     60,313         229,110     164,594
   Securities held to maturity                               82,405     75,305         214,128     243,756
                                                          ---------   --------       ----------   --------
     Total securities                                       150,429    136,390         444,383     410,226
Federal funds sold and securities purchased
   under agreements to resell                                    82        982             725       3,579
Deposits with banks                                             358        129           1,164         520
                                                          ---------   --------       ----------   --------
     Total interest income                                  552,045    517,501       1,619,762   1,535,646
                                                          ---------   --------       ----------   --------
Interest Expense
  Savings and time deposits                                 154,363    158,122         464,937     473,169
  Commercial certificates of deposit $100,000 and over       14,359     12,271          38,918      35,445
  Borrowed funds, including long-term debt                   91,343     59,326         239,876     172,420
                                                          ---------   --------       ----------   --------
      Total interest expense                                260,065    229,719         743,731     681,034
                                                          ---------   --------       ----------   --------
      Net interest income                                   291,980    287,782         876,031     854,612
  Provision for loan losses                                  18,000     14,500          51,000      45,100
                                                          ---------   --------       ----------   --------
      Net interest income after provision for loan losses   273,980    273,282         825,031     809,512
                                                          ---------   --------       ----------   ---------
Non-Interest Income
  Service charges on deposit accounts                        31,236     28,926          93,173      85,506
  Service and loan fee income                                15,619     12,490          43,732      36,753
  Trust and investment services income                       14,062     12,644          42,492      35,342
  Securities gains (losses)                                     (58)     1,265           4,440       3,471
  Other                                                      29,590     18,847          76,275      54,028
                                                           --------   --------       ---------    ---------
      Total non-interest income                              90,449     74,172         260,112     215,100
                                                           --------   --------       ---------    ---------
Non-Interest Expenses
  Salaries                                                   77,384     73,254         228,299     216,109
  Pension and other employee benefits                        27,872     22,233          81,692      69,887
  Furniture and equipment                                    21,021     19,415          62,204      57,569
  Occupancy, net                                             18,481     18,027          54,586      54,313
  Communications                                              8,875      8,416          27,451      25,747
  Merger-related charges                                           -    56,500                -     83,000
  Other                                                      40,533     39,441         123,506     118,936
                                                           --------  ---------       ---------    ---------
     Total non-interest expenses                            194,166    237,286         577,738     625,561
                                                           --------   ---------      ---------    ---------
     Income before income taxes                             170,263    110,168         507,405     399,051
  Federal and state income taxes                             52,402     38,956         158,650     140,299
                                                           --------   --------       ---------    ---------
Net Income                                                $ 117,861  $  71,212      $  348,755  $  258,752
                                                           ========    =======       =========    =========

Net Income per Common Share:
     Basic                                                $    0.68  $    0.41      $     1.99  $     1.48
                                                              =====      =====           =====       ======
     Diluted                                                   0.67       0.40            1.96        1.46
                                                              =====      =====           =====       ======
Average Common Shares Outstanding:
     Basic                                                  173,379    175,396         175,466     174,896
                                                           ========    =======        ========    ========
     Diluted                                                175,080    177,864         177,505     177,235
                                                           ========    =======        ========    ========


See accompanying Notes to Consolidated Financial Statements.



               Summit Bancorp and Subsidiaries
            Consolidated Statements of Cash Flows
                          Unaudited
                        (In thousands)

                                                                  Nine Months Ended
                                                                   September 30,
                                                                -----------------------
 Operating activities                                              1998         1997
                                                                -----------------------
   Net income                                                  $   348,755  $   258,752
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses and other real estate owned        51,120       46,308
       Depreciation, amortization and accretion, net                35,051       58,794
       Merger-related charges                                            -       83,000
       Gains on sales of securities                                 (4,440)      (3,471)
       Gains on sales of mortgages held for sale                   (11,442)      (4,791)
       Gains on sales of other real estate owned                    (3,963)      (2,691)
       Proceeds from sales of other real estate owned               18,456       23,865
       Proceeds from sales of mortgages held for sale              634,781      318,552
       Originations of mortgages held for sale                    (731,263)    (336,854)
       Net decrease (increase)  in trading account securities       19,254       (3,432)
       Net (increase) decrease in accrued interest
          receivable and other assets                              (47,664)      18,475
       Net increase (decrease) in accrued interest payable,
         accrued expenses and other liabilities                     35,948     (107,240)
                                                                -----------  ----------
         Net cash provided by operating activities                 344,593      349,267
                                                                -----------  ----------
 Investing activities
   Purchases of securities held to maturity                     (2,889,338)    (191,636)
   Purchases of securities available for sale                   (2,009,148)  (2,050,670)
   Proceeds from maturities of securities held to maturity       1,673,354      738,691
   Proceeds from maturities of securities available for sale     1,853,500      645,547
   Proceeds from sales of securities available for sale            845,309      636,597
   Net (increase) decrease in Federal funds sold,
       securities purchased under agreements to resell
       and interest-bearing deposits with banks                     (2,231)     169,494
   Net increase in loans                                        (1,342,886)    (520,458)
   Purchases of premises and equipment, net                        (44,940)     (22,363)
                                                                -----------  ----------
         Net cash used in investing activities                  (1,916,380)    (594,798)
                                                                -----------  ----------
 Financing activities
   Net decrease in deposits                                       (182,583)    (541,583)
   Net increase in short-term borrowings                           871,612      325,394
   Principal payments on long-term debt                           (235,703)     (33,452)
   Proceeds from issuance of long-term debt                      1,391,405      327,211
   Dividends paid                                                 (147,873)    (120,199)
   Purchases of Common Stock                                      (242,084)           -
   Proceeds from issuance of common stock under dividend
     reinvestment and other stock plans                             32,247       21,704
                                                                -----------  ----------
         Net cash provided by <used in> financing activities     1,487,021      (20,925)
                                                                -----------  ----------
Decrease in cash and due from banks                                (84,766)    (266,456)
Beginning cash balance of acquired entities                              -       56,296
Cash and due from banks at beginning of period                   1,173,118    1,327,507
                                                                -----------  ----------
Cash and due from banks at end of period                       $ 1,088,352  $ 1,117,347
                                                                ==========   ==========

Supplemental disclosure of cash flow information
Cash paid:
     Interest payments                                         $   715,085  $   671,312
     Income tax payments                                           146,896      145,500
Noncash investing activities:
    Net transfer of securities from held to maturity to
      available for sale resulting from acquisitions                      -     805,854
    Net transfer of loans to other real estate owned                 5,239       13,518
    Issuance of treasury shares for acquisitions                    12,277             -


See accompanying Notes to Consolidated Financial Statements.

                                   4


                   Summit Bancorp and Subsidiaries
          Consolidated Statements of Shareholders' Equity
                          Unaudited
                       (In thousands)

                                                                                                             Accum. Other    Total
                                                Common                Retained    ESOP    Treasury  Comprehensive Shareholders'
                                                Stock     Surplus     Earnings  Obligation  Stock      Income       Equity
                                               --------  ----------  ----------  -------  --------   ----------  -------------
Balance, December 31, 1996                    $134,637  $  918,411  $1,237,892  $(5,816) $        - $    5,714  $   2,290,838
Adjustment for the pooling of a company with
 a different fiscal year end (197 shares)         (158)     (4,771)      9,288      539           -      1,832          6,730
                                               --------  ----------  ----------  -------  --------   ----------  -------------
Adjusted beginning balance                     134,479     913,640   1,247,180   (5,277)          -      7,546      2,297,568
Balances at beginning of period of immaterial
  pooled acquisition (6,047 shares)              4,837      34,705      25,562        -           -       (278)        64,826
Comprehensive income:
 Net income                                          -           -     258,752        -           -          -        258,752
 Unrealized holding gains  on
   securities arising during the period              -           -           -        -           -      2,591          2,591
                                                                                                                 -------------
 Total comprehensive income                                                                                           261,343
Cash dividend declared on common stock               -           -    (128,913)       -           -          -       (128,913)
Common stock issued:
 Dividend reinvestment and other stock plans
  (185 shares)                                     148       5,427           -        -           -          -          5,575
 Exercise of stock options, net (1,404 shares)   1,124      15,005           -        -           -          -         16,129
ESOP debt repayment                                  -         104           -      807           -          -            911
                                               --------  ----------  ----------  -------  --------   ----------  -------------
Balance, September 30, 1997                   $140,588  $  968,881  $1,402,581  $(4,470) $        - $    9,859  $   2,517,439
                                               ========  ==========  ==========  =======  =========  ==========  =============

Balance, December 31, 1997                    $141,272  $  987,281  $1,467,193  $(4,201) $        - $   20,875  $   2,612,420
Comprehensive income:
 Net income                                          -           -     348,755        -           -          -        348,755
 Unrealized holding gains on
   securities arising during the period              -           -           -        -           -     16,137         16,137
                                                                                                                 -------------
 Total comprehensive income                                                                                           364,892
Cash dividends declared on common stock              -           -    (152,585)       -           -          -       (152,585)
Common stock issued:
 Dividend reinvestment and other stock plans
  (346 shares)                                     276      17,799           -        -                      -         18,075
 Exercise of stock options, net (976 shares)       570         470           -        -     13,132           -         14,172
Treasury shares issued for acquisition (280 shares)         (1,218)                         13,495                     12,277
Purchase of treasury stock (5,224 shares)                                                 (242,084)                  (242,084)
ESOP debt repayment                                  -           -           -      807           -          -            807
                                               --------  ----------  ----------  -------  --------   ----------  -------------
Balance, September 30, 1998                   $142,118  $1,004,332  $1,663,363  $(3,394) $(215,457) $   37,012  $   2,627,974
                                               ========  ==========  ==========  =======  =========  ==========  =============


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


 On August 1, 1997, the Company completed the acquisition of Collective Bancorp, Inc. ("Collective"). This acquisition was accounted for as a pooling of interests and all financial information, prior to the acquisition date, has been restated. Merger-related charges of $56.5 million ($37.1 million, after tax) were recorded at the time of the acquisition.


 On December 12, 1997, the Company acquired Corporate Dynamics, an employee benefits consulting firm, and Philadelphia Benefits Corp., a group health insurance agency, with the issuance of 495,000 shares of common stock. These acquisitions were accounted for as purchases.

 On June 18, 1998, the Company entered into a definitive agreement to acquire NSS Bancorp. Inc., a bank holding company headquartered in Norwalk, Connecticut. Under the terms of the agreement, each share of NSS Bancorp, Inc. common stock will be exchanged for 1.232 shares of the Company's common stock. The transaction, which will be accounted for as a purchase, is expected to be completed in November 1998. Approximately 2.8 million shares of the Company's treasury stock will be reissued to effect the acquisition.


 On August 25, 1998, the Company announced that it had entered into a definitive merger agreement to acquire New Canaan Bank and Trust Company ("New Canaan"). New Canaan is a commercial bank head quartered in New Canaan, Connecticut. The acquisition, which will be accounted for as a purchase, is expected to be completed in the first quarter of 1999, subject to normal regulatory and New Canaan shareholder approvals. Approximately 1.1 million shares of the Company's treasury stock will be reissued to effect the acquisition.

 On August 31, 1998, the Company acquired W.M. Ross and Company, Inc., one of the largest privately held property and casualty insurance brokerage firms in New Jersey. The acquisition was accounted for as a purchase, with the issuance of 279,570 shares of the Company's treasury stock.


3.) Net Income per Common Share

 Basic net income per common share is calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per common share is computed similarly to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options, were issued during the reporting period.

----------------------------------------------------------------------------
(In thousands, except per share data)
                     Three months ended Sept. 30,     Nine months ended Sept. 30,
----------------------------------------------------------------------------------
                         	1998           	1997            	1998         	1997
----------------------------------------------------------------------------------
Net Income               	$117,861	       $71,212         	$348,755	       $258,752
===================================================================================
Basic weighted-average
 common shares outstanding	173,379       	175,396          	175,466        	174,896
Plus: Common stock
       equivalents          	1,701         	2,468            	2,039          	2,339
------------------------------------------------------------------------------------
Diluted weighted-average
 common shares outstanding	175,080       	177,864          	177,505        	177,235
====================================================================================
Net income per common share:
   Basic                    	$0.68         	$0.41            	$1.99          	$1.48
   Diluted                   	0.67          	0.40             	1.96           	1.46
------------------------------------------------------------------------------------

4.) Recent Accounting Pronouncements

 In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards "SFAS" No. 131, "Disclosures about Segments of an Enterprise and Related information." SFAS No. 131 establishes standards and disclosure requirements for the way companies report information about operating segments, including related product information. Operating segments are defined based upon the way management organizes segments for making operational decisions and evaluating performance. Information such as segment net earnings, revenues, expense items and certain balance sheet amounts are required to be presented. These amounts are to be reconciled to the Company's combined financial information. SFAS No. 131 is effective for financial statements issued for annual periods ending after December 15, 1998, and interim periods beginning in 1999.

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


5.) Subsequent Events

 On October 30, 1998, the Company acquired Spectrum Financial Group, Inc., an employee benefits brokerage operation located in Morristown, New Jersey. Its operations are conducted through its wholly owned subsidiary known by its registered alternative name, Madison Consulting Group. The acquisition, accounted for as a purchase, was transacted using 383,333 shares of the Company's treasury stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-----------------------------------------------
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
   ----------------------------------------------

 Summit Bancorp is a bank holding company located in Princeton, New Jersey. The Company owns two bank subsidiaries and several active non-bank subsidiaries. The Company's bank subsidiaries provide a broad range of retail, insurance, commercial and private banking services as well as trust and investment services to individuals, businesses, not-for-profit organizations, government entities and other financial institutions. These services are provided through an extensive branch network, including supermarket branches and private banking facilities, as well as through automated teller machines and personal computers.



FINANCIAL CONDITION

 Total assets at September 30, 1998, were $31.9 billion, an increase of $1.9 billion, or 6.3 percent, from year-end 1997. The growth came most notably from the loan portfolios and was generally funded with long-term debt and other borrowed funds.


 Securities held to maturity at September 30, 1998, were $5.4 billion and were mainly comprised of $3.6 billion of U.S. Government and Federal agency securities, $1.6 billion of other securities, predominately corporate collateralized mortgage obligations ("CMOs"), and $158.3 million of state and political subdivision securities. These securities increased $1.2 billion or 28.9 percent from year-end 1997, primarily as cash flows from securities available for sale were reinvested in securities held to maturity. For the nine months of 1998, $2.9 billion of held to maturity securities were purchased, partially offset by principal repayments and maturities of $1.7 billion. At September 30, 1998, and December 31, 1997, net unrealized gains(losses) on securities held to maturity amounted to $53.8 million and $(6.0) million, respectively.

 At September 30, 1998, securities available for sale amounted to $4.4 billion and were predominately comprised of U.S. Government and Federal agency securities. These securities decreased $642.1 million, or 12.7 percent, from year-end 1997, primarily as cash flows from securities available for sale were reinvested in securities held to maturity.
 The decrease resulted from $1.9 billion in maturities and principal repayments and $845.3 million in sales, partially offset by $2.0 billion in purchases.

 At September 30, 1998, total loans amounted to $20.3 billion, an increase of $1.4 billion, or 7.5 percent, from year-end 1997. The increase in loans was most significantly reflected in the consumer and commercial portfolios. Consumer loans increased $775.6 million, or 18.2 percent, from year end December 1997. The increase in the consumer loan portfolio can generally be attributed to $629.4 million of purchased home equity loans. Commercial loans increased $725.4 million, or 11.6 percent, as compared to December 31, 1997. The increase in commercial loans was primarily related to growth in asset-based lending and leveraged finance. Commercial mortgage loans increased $165.0 million, or 6.1 percent, as compared to December 31, 1997. As a result of loan sales, residential mortgage loans decreased $253.8 million or 4.5 percent from December 31, 1997.

 Total deposits were $22.1 billion at September 30, 1998, a decrease of $182.6 million, or 0.8 percent, from December 31, 1997. Savings and time deposits continued to be impacted by investors' desire for investment alternatives such as mutual funds, annuities and the stock market. Savings and time deposits at $16.2 billion, decreased $664.7 million, or
 3.9 percent, from December 31, 1997. Partially offsetting this decrease was an increase in commercial certificates of deposit $100,000 and over, which were up $318.2 million, or 36.0 percent, compared to December 31, 1997. Also increasing were demand deposits, which increased $163.9 million, or 3.6 percent, from year-end 1997 to $4.7 billion. The increase in demand deposits came mainly from public funds, business and personal accounts.

 Other borrowed funds at September 30, 1998, increased $871.6 million, or
 25.7 percent, from December 31, 1997, to $4.3 billion. The increase in other borrowed funds can be attributed to increases in short-term Federal Home Loan Bank advances and Federal funds purchased, partially offset by a decrease in short-term repurchase agreements. Long-term debt at September 30, 1998, increased $1.2 billion, or 92.6 percent, from December 31, 1997, to $2.4 billion. The increase in long-term debt was principally the result of the increase in long-term repurchase agreements of $975.0 million. Included in long-term debt at each of the periods presented is $150.0 million of 8.40 percent pass-through securities qualifying as Tier I Capital. The increases in other borrowed funds and long-term debt were generally used to fund the growth in the loan and investment portfolios and to replace the reduction in core deposits.



 Total shareholders' equity at September 30, 1998, was $2.6 billion, generally unchanged from December 31, 1997. Net income for the period was offset by the purchase of treasury stock and common stock dividends. Treasury stock at September 30, 1998, amounted to $215.5 million and was comprised of 4,680,000 shares. These shares will be used in conjunction with announced acquisitions, employee benefit plans, and general corporate purposes. Included in shareholders' equity at September 30, 1998, was accumulated other comprehensive income, net of tax, amounting to $37.0 million, compared to $20.9 million at year-end 1997. Accumulated other comprehensive income is comprised principally of unrealized gains on securities available for sale.

 The Company's capital ratios for September 30, 1998, compared to select prior periods and regulatory requirements, are shown in the following table. The Company's bank subsidiaries met the well-capitalized requirements for each of the periods presented. The decreases in the ratios at September 30, 1998, were principally attributable to treasury stock purchases and asset growth.


-------------------------------------------------------------------------------------------
                                                                   Minimum
	                           	Sept. 30,   	Dec.  31,  	Sept.  30,  	Required       Well
	Selected Capital Ratios:     	 1998       	 1997        	1997     	Capital  	Capitalized
-------------------------------------------------------------------------------------------
    Equity to assets	          8.25%       8.72%      8.65 %	          -	            -
    Leverage ratio             8.25	       8.76	      8.72	          3.00%         5.00%
    Tier I capital    	       11.29	      12.64	     12.73          	4.00	         6.00
    Total risk-based capital  13.33       14.83      15.13          	8.00        	10.00
--------------------------------------------------------------------------------------------


Non-Performing Assets

Non-performing assets include non-performing loans and other real estate owned ("OREO") and are shown in the following table as of the dates indicated.


---------------------------------------------------------------------------------------------
	Non-Performing Assets         	Sept. 30,  1998    		Dec. 31,  1997    		Sept. 30,  1997
 (In thousands)
----------------------------------------------------------------------------------------------
	Non-performing loans (1):
	 Commercial and industrial     	$57,194            		$42,644           		$31,368
	 Commercial mortgage            	19,500             		37,993	            	46,829
	 Construction and development    	3,118	              	4,453            		10,760
----------------------------------------------------------------------------------------------
	     Non-performing loans       	79,812	             	85,090            		88,957
	OREO, net                        	3,233	             	14,249	            	19,121
----------------------------------------------------------------------------------------------
	     Non-performing assets     	$83,045	            	$99,339	          	$108,078
----------------------------------------------------------------------------------------------
	Non-performing loans
   to total loans                  	.39%		               .45%		              .48%
	Non-performing assets
   to total loans and OREO         	.41                		.53               		.58
----------------------------------------------------------------------------------------------

  (1) Loans, not included above, past due 90 days or more amounted to $36.1 million, $48.6 million and $67.5 million at September 30, 1998, December 31, 1997, and September 30, 1997, respectively. These loans are primarily residential mortgage and consumer loans which are well secured and in the process of collection.

 The average balances of non-performing loans for the nine months ended September 30, 1998, and 1997, were $75.2 million and $113.1 million, respectively. Interest income received on non-performing loans amounted to $1.7 million for the nine months ended September 30, 1998, compared to $2.0 million in the same period in 1997.

Allowance for Loan Losses

 A standardized process has been established to assess the adequacy of the allowance for loan losses and to identify the risks inherent in the loan portfolio. This process incorporates credit reviews and gives consideration to areas of exposure such as concentrations of credit, economic and industry conditions, trends in delinquencies and collections, collateral coverage, and the composition of the performing and non-performing loan portfolios. The allowance for loan losses is maintained at a level that management believes to be adequate to absorb anticipated loan losses. The unallocated portion of the allowance for loan losses, in excess of specific and general reserves, was $182.0 million at September 30, 1998, compared to $166.8 million at December 31, 1997. The 1998 provision for loan losses has increased over the prior year as a result of the growth of the loan portfolios.

 Transactions in the allowance for loan losses, by loan category, for the three and nine month periods ended September 30, 1998, and 1997 and selected loan quality ratios for the dates indicated are shown in the following tables:


---------------------------------------------------------------------------------------
Allowance for Loan Losses                  Three months ended        Nine months ended
                                               September 30,          September 30,
(In thousands)                             	1998  		     1997	     	1998	 	    1997
----------------------------------------------------------------------------------------
   Balance, beginning of period          	$308,753   		$294,066	 	$296,494	  	$280,611
   Acquisition adjustments, net               	-	          	-        		-	       	9,994
   Provision for loan losses               	18,000     		14,500   		51,000  	  	45,100
---------------------------------------------------------------------------------------
                                          	326,753    		308,566  		347,494	   	335,705
---------------------------------------------------------------------------------------
   Loans charged off:
     Commercial and industrial              	4,197      		4,714	   	15,687    		19,143
     Construction and development             	920          -      		2,215     		2,872
     Commercial mortgage                      	632      		3,759    		2,739     		9,687
     Residential mortgage                   	4,044      		6,054    		7,693	    	11,622
     Consumer                               	8,248      		7,537	   	26,104    		21,522
---------------------------------------------------------------------------------------
       Total loans charged off             	18,041	     	22,064   		54,438	     64,846
---------------------------------------------------------------------------------------
   Recoveries:
     Commercial and industrial              	2,728	      	3,029	    	9,132	    	10,562
     Construction and development             	151         		49    		2,968     		3,274
     Commercial mortgage                       	82	      	3,009    		1,800     		3,841
     Residential mortgage                     	316	        	176	    	1,145       		769
     Consumer                               	2,282	      	1,349	    	6,170     		4,809
---------------------------------------------------------------------------------------
       Total recoveries                     	5,559      		7,612	   	21,215	    	23,255
---------------------------------------------------------------------------------------
   Net charge offs                         	12,482     		14,452   		33,223	    	41,591
---------------------------------------------------------------------------------------
   Balance, end of period                	$314,271   		$294,114 		$314,271   	$294,114
=======================================================================================



------------------------------------------------------------------------------
	                                    Sept. 30, 	    	Dec. 31, 	    	Sept. 30,
                                      	1998          		1997         		1997
-------------------------------------------------------------------------------
Net charge offs to average loans:
   Quarter-to date                    .25%              .25%         .31%
   Year-to-date                       .23               .29          .30
Allowance for loan losses to:
   Total loans                       1.55              1.57         1.58
   Non-performing loans            393.76            348.45       330.62
   Non-performing assets           378.43            298.47       272.13
------------------------------------------------------------------------------

RESULTS OF OPERATIONS

 Net income for the quarter ended September 30, 1998, was $117.9 million, or $.68 per basic share, compared to $71.2 million, or $.41 per basic share, for the third quarter of 1997. On a diluted per share basis, net income for the three months ended September 30, 1998, was $.67 per diluted share compared to $.40 for the same period in 1997. The results for the third quarter of 1997 include $56.5 million ($37.1 million after tax), of merger-related charges resulting from the acquisition of Collective which amounted to $.21 per share for both basic and diluted earnings per share.

 For the nine months ended September 30, 1998, net income was $348.8 million, or $1.99 per basic share, compared to $258.8 million or $1.48 per basic share for the same period a year ago. On a diluted basis, net income for the nine months ended September 30, 1998, was $1.96 per diluted share, compared to $1.46 for the 1997 period. The results for the nine months ended September 30, 1997, included merger-related charges resulting from the acquisition of Collective and $26.5 million ($16.7 million, after tax) recorded in the first quarter of 1997 associated with the acquisition of BMJ. For the nine months ended September 30, 1997, total merger-related charges on a per share basis amounted to $.31 basic and $.30 diluted.

 The following are key performance indicators for the three and nine month periods ended September 30, 1998, and 1997.

-----------------------------------------------------------------------------------------
(In thousands, except per share)
                         Three  months ended Sept. 30,     Nine months ended Sept. 30,
-----------------------------------------------------------------------------------------
Before merger-
 related charges           	1998           	1997              	1998          	1997
-----------------------------------------------------------------------------------------
  Net income             	$117,861       	$108,312           	$348,755     	$312,532
  Net income per share:
    Basic                  	 $0.68          	$0.62              	$1.99        	$1.79
    Diluted                  	0.67           	0.61               	1.96         	1.76
  Dividends per share        	0.30           	0.27               	0.87         	0.75
  Return on:
    Average assets           	1.50%          	1.50%              	1.53%        	1.46%
    Average common equity   	17.95          	17.02              	17.62        	16.99
  Efficiency ratio          	50.71          	49.64              	50.79        	50.12
------------------------------------------------------------------------------------------
After merger-related charges
------------------------------------------------------------------------------------------
  Net income             	$117,861        	$71,212           	$348,755     	$258,752
  Net income per share: :
    Basic                   	$0.68          	$0.41              	$1.99        	$1.48
    Diluted                  	0.67           	0.40               	1.96         	1.46
  Return on:
    Average assets           	1.50%           	.98%              	1.53%        	1.20%
    Average common equity   	17.95          	11.19              	17.62        	14.06
  Efficiency ratio          	50.71          	65.15              	50.79        	57.82
------------------------------------------------------------------------------------------


Net Interest Income

 Interest income on a tax-equivalent basis was $1.6 billion for the nine months ended September 30, 1998, an increase of $82.5 million, or 5.3 percent, compared to a year ago. Interest-earning assets averaged $28.9 billion, an increase of $1.8 billion, or 6.8 percent, compared to the prior year period. The increase in interest-earning assets contributed $106.5 million to the increase in tax-equivalent interest income, partially offset by a decline of $24.0 million due to the reduction in the yield. The rate earned on interest-earning assets decreased 10 basis points to 7.54 percent in 1998. The decrease was generally the result of maturing assets with higher rates being reinvested at lower yields.

 Interest expense increased $62.7 million, or 9.2 percent, for the nine months ended September 30, 1998, compared to the same period in 1997. The $1.3 billion growth in the average balance of interest-bearing liabilities to $23.1 billion in the 1998 period contributed $59.9 million to the increase in interest expense. The remaining $2.8 million increase was attributed to higher rates paid on interest-bearing liabilities.

 The rate/volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates over the periods. Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values.



------------------------------------------------------------------------------------------
Rate/Volume Table
                                               	Amount of
                                             Increase(Decrease)
                      --------------------------------------------------------------------
                           	Three months ended Sept. 30,    			Nine months ended Sept. 30,
                                   1998 versus 1997                 1998 versus 1997
                      -----------------------------------      ---------------------------
	                              Due to change in:			                	Due to change in:
                      -----------------------------------      ---------------------------
(Tax-equivalent basis, in millions)
                     	Volume        	Rate         	Total	     	Volume     	Rate      	Total
-------------------------------------------------------------------------------------------
Interest Income
  Loans:
   Commercial         	$23.1        	$(3.4)       	$19.7      		$58.5     	$(6.8)     	$51.7
   Commercial mortgage  	1.0         	(2.6)        	(1.6)	       	1.1      	(5.4)      	(4.3)
   Residential mortgage	(6.5)        	(2.7)	        (9.2)     		(18.1)     	(5.8)     	(23.9)
   Consumer            	13.1         	(1.0)        	12.1       		29.0      	(0.9)      	28.1
--------------------------------------------------------------------------------------------
     Total loans       	30.7         	(9.7)        	21.0       		70.5	     (18.9)      	51.6
  Securities held
   to maturity          	8.2         	(1.8)         	6.4      		(27.0)     	(4.2)     	(31.2)
  Securities available
   for sale             	9.2         	(1.5)         	7.7       		66.2     	(1.3)       	64.9
  Other interest-
    earning assets     	(1.0)        	(0.2)        	(1.2)	      	(3.2)     	0.4        	(2.8)
---------------------------------------------------------------------------------------------
      Total interest
        income        	$47.1       	$(13.2)       	$33.9		     $106.5   	$(24.0)      	$82.5
---------------------------------------------------------------------------------------------

Interest Expense
  Deposits:
   Savings deposits   	$(1.6)       	$(0.5)       	$(2.1)	     	$(4.0)   	$(1.4)      	$(5.4)
   Time deposits       	(3.4)         	1.8         	(1.6)     		(10.4)     	7.5        	(2.9)
   Commercial
       CD's > $100 M    	2.1          	0.0          	2.1        		3.2      	0.2         	3.4
----------------------------------------------------------------------------------------------
      Total deposits   	(2.9)         	1.3         	(1.6)     		(11.2)     	6.3        	(4.9)
  Other interest-
    bearing liabilities	33.9         	(1.9)	        32.0       		71.1     	(3.5)       	67.6
----------------------------------------------------------------------------------------------
      Total interest
        expense        	31.0         	(0.6)        	30.4       		59.9      	2.8	        62.7
----------------------------------------------------------------------------------------------
Net interest income   	$16.1       	$(12.6)        	$3.5	      	$46.6   	$(26.8)      	$19.8
==============================================================================================

 Net interest income on a tax-equivalent basis was $885.2 million for the nine months ended September 30, 1998, an increase of $19.8 million, or
 2.3 percent, compared to the same period in 1997. The net interest spread percentage on a tax-equivalent basis (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) was 3.23 percent for the nine months ended
 September 30, 1998, compared to 3.47 percent for the prior year period.
 Net interest income on a tax-equivalent basis as a percentage of average interest- earning assets) was 4.10 percent for the nine months ended September 1998, compared to 4.28 percent during the same period in 1997.
 The decline in net interest spread and net interest margin can be attributed primarily to maturing assets being invested in a lower interest rate environment, the purchase of treasury stock, and the change in the mix of funding as long-term debt and other borrowed funds were used to fund asset growth.





                   Summit Bancorp and Subsidiaries
Consolidated Average Balance Sheets with Resultant Interest and Rates
                             Unaudited
          (Tax-equivalent basis, dollars in thousands)


                                                                   Three Months Ended September 30,
                                               --------------------------------------------------------------------
                                                                1998                                1997
                                               --------------------------------------------------------------------
                                                 Average                 Average     Average                 Average
                                                 Balance      Interest    Rate       Balance      Interest    Rate
                                               --------------------------------    --------------------------------
Assets
Interest-earning assets:
  Federal funds sold and securities purchased
    under agreements to resell                $      5,226  $       82    6.23 %  $     65,642  $      982    5.94 %
  Interest-bearing deposits with banks              20,816         358    6.82           9,178         129    5.58
  Securities:
    Trading account securities                      21,246         275    5.14          36,712         791    8.55
    Securities available for sale                4,309,938      68,195    6.33       3,727,818      60,502    6.49
    Securities held to maturity                  5,258,401      83,584    6.36       4,743,169      77,250    6.51
                                               ------------  ----------  ------    ------------  ----------  ------
      Total securities                           9,589,585     152,054    6.34       8,507,699     138,543    6.51
                                               ------------  ----------  ------    ------------  ----------  ------
  Loans:
    Commercial                                   6,818,345     141,484    8.23       5,710,453     121,759    8.46
    Commercial mortgage                          2,843,079      60,312    8.49       2,799,108      61,984    8.86
    Residential mortgage                         5,534,399     100,453    7.26       5,893,393     109,697    7.45
    Consumer                                     4,748,341     100,129    8.37       4,124,299      87,941    8.46
                                               ------------  ----------  ------    ------------  ----------  ------
      Total loans                               19,944,164     402,378    8.00      18,527,253     381,381    8.17
                                               ------------  ----------  ------    ------------  ----------  ------
      Total interest-earning assets             29,559,791     554,872    7.45      27,109,772     521,035    7.63
                                               ------------  ----------  ------    ------------  ----------  ------
Non-interest earning assets:
  Cash and due from banks                        1,009,560                             984,750
  Allowance for loan losses                       (314,481)                           (300,731)
  Other assets                                     962,213                             924,116
                                               ------------                        ------------
      Total non-interest earning assets          1,657,292                           1,608,135
                                               ------------                        ------------
Total Assets                                  $ 31,217,083                        $ 28,717,907
                                               ============                        ============

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Savings deposits                            $  9,354,200      61,597    2.61    $  9,599,076      63,698    2.63
  Time deposits                                  6,944,902      92,766    5.30       7,199,575      94,424    5.20
  Commercial certificates of deposit
    $100,000 and over                            1,051,402      14,359    5.42         896,287      12,271    5.43
                                               ------------  ----------  ------    ------------  ----------  ------
      Total interest-bearing deposits           17,350,504     168,722    3.86      17,694,938     170,393    3.82
                                               ------------  ----------  ------    ------------  ----------  ------
  Other borrowed funds                           4,241,502      58,330    5.46       3,059,421      42,418    5.50
  Long-term debt                                 2,125,216      33,013    6.21         951,840      16,908    7.11
                                               ------------  ----------  ------    ------------  ----------  ------
      Total interest-bearing liabilities        23,717,222     260,065    4.35      21,706,199     229,719    4.20
                                               ------------  ----------  ------    ------------  ----------  ------
Non-interest bearing liabilities:
  Demand deposits                                4,514,032                           4,147,423
  Other liabilities                                380,879                             339,233
                                               ------------                        ------------
      Total non-interest bearing liabilities     4,894,911                           4,486,656
Shareholders' Equity                             2,604,950                           2,525,052
                                               ------------                        ------------
Total Liabilities and Shareholders' Equity    $ 31,217,083                        $ 28,717,907
                                               ============  ----------            ============  ----------
Net interest income (tax-equivalent basis)                     294,807    3.10 %                   291,316    3.43 %
                                                             ----------  ======                  ----------  ======
Tax-equivalent basis adjustment (based on a
     Federal income tax rate of 35%)                            (2,827)                             (3,534)
                                                             ----------                          ----------
Net interest income                                         $  291,980                          $  287,782
                                                             ==========                          ==========
Net interest income as a percent of interest
     earning assets (tax-equivalent basis)                                3.96 %                              4.26 %
                                                                         ======                              ======





                    Summit Bancorp and Subsidiaries
  Consolidated Average Balance Sheets with Resultant Interest and Rates
                              Unaudited
            (Tax-equivalent basis, dollars in thousands)


                                                                 Nine Months Ended September 30,
                                               ---------------------------------------------------------------------
                                                                1998                                1997
                                               --------------------------------    --------------------------------
                                                 Average                 Average     Average                 Average
                                                 Balance      Interest    Rate       Balance      Interest    Rate
                                               ------------  ----------  ------    ------------  ----------  ------
Assets
Interest-earning assets:
  Federal funds sold and securities purchased
    under agreements to resell                $     16,395  $      725    5.91 %  $     87,395  $    3,579    5.48 %
  Interest-bearing deposits with banks              24,194       1,164    6.43          12,483         520    5.57
  Securities:
    Trading account securities                      25,633       1,217    6.35          35,327       1,929    7.30
    Securities available for sale                4,827,005     230,776    6.37       3,446,290     165,933    6.42
    Securities held to maturity                  4,548,299     217,886    6.39       5,104,860     249,036    6.50
                                               ------------  ----------  ------    ------------  ----------  ------
      Total securities                           9,400,937     449,879    6.38       8,586,477     416,898    6.47
                                               ------------  ----------  ------    ------------  ----------  ------
  Loans:
    Commercial                                   6,516,600     407,143    8.35       5,586,702     355,418    8.51
    Commercial mortgage                          2,815,705     179,144    8.48       2,798,431     183,432    8.74
    Residential mortgage                         5,658,856     310,081    7.31       5,985,504     333,928    7.44
    Consumer                                     4,460,655     280,783    8.42       3,997,691     252,690    8.45
                                               ------------  ----------  ------    ------------  ----------  ------
      Total loans                               19,451,816   1,177,151    8.09      18,368,328   1,125,468    8.19
                                               ------------  ----------  ------    ------------  ----------  ------
      Total interest-earning assets             28,893,342   1,628,919    7.54      27,054,683   1,546,465    7.64
                                               ------------  ----------  ------    ------------  ----------  ------
Non-interest earning assets:
  Cash and due from banks                        1,014,882                           1,033,494
  Allowance for loan losses                       (307,418)                           (298,651)
  Other assets                                     958,338                             921,838
                                               ------------                        ------------
      Total non-interest earning assets          1,665,802                           1,656,681
                                               ------------                        ------------
Total Assets                                  $ 30,559,144                        $ 28,711,364
                                               ============                        ============

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Savings deposits                            $  9,436,582     183,478    2.60    $  9,641,202     188,871    2.62
  Time deposits                                  7,089,932     281,459    5.31       7,351,386     284,298    5.17
  Commercial certificates of deposit
    $100,000 and over                              959,234      38,918    5.42         880,414      35,445    5.38

                                               ------------  ----------  ------    ------------  ----------  ------
      Total interest-bearing deposits           17,485,748     503,855    3.85      17,873,002     508,614    3.80
                                               ------------  ----------  ------    ------------  ----------  ------
  Other borrowed funds                           3,808,597     155,223    5.45       3,110,042     127,568    5.48
  Long-term debt                                 1,797,203      84,653    6.28         850,173      44,852    7.03
                                               ------------  ----------  ------    ------------  ----------  ------
      Total interest-bearing liabilities        23,091,548     743,731    4.31      21,833,217     681,034    4.17
                                               ------------  ----------  ------    ------------  ----------  ------
Non-interest bearing liabilities:
  Demand deposits                                4,440,046                           4,083,140
  Other liabilities                                381,271                             335,259
                                               ------------                        ------------
      Total non-interest bearing liabilities     4,821,317                           4,418,399
Shareholders' Equity                             2,646,279                           2,459,748
                                               ------------                        ------------
Total Liabilities and Shareholders' Equity    $ 30,559,144                        $ 28,711,364
                                               ============  ---------             ============  ----------
Net interest income (tax-equivalent basis)                     885,188    3.23 %                   865,431    3.47 %
                                                             ----------  ======                  ----------  ======
Tax-equivalent basis adjustment (based on a
     Federal income tax rate of 35%)                            (9,157)                            (10,819)
                                                             ----------                          ----------
Net interest income                                         $  876,031                          $  854,612
                                                             ==========                          ==========
Net interest income as a percent of interest
     earning assets (tax-equivalent basis)                                4.10 %                              4.28 %
                                                                         ======                              ======






Non-Interest Income

Non-interest income categories for the three and nine month periods ended
 September 30, 1998, and 1997 are shown in the following table:

-----------------------------------------------------------------------------------------
(In millions)          Three months ended Sept. 30,         Nine months ended Sept. 30,
                                               Percent                            Percent
                       1998         1997        Change				  1998         1997      Change
------------------------------------------------------------------------------------------
Service charges
 on deposit accounts  	$31.2       	$28.9     	8.0%	      	$93.2	       $85.5   	 9.0%
Service and loan
 fee income            	15.6        	12.5    	25.1        		43.7        	36.8   	19.0
Trust and investment
 services income       	14.1        	12.6    	11.2        		42.5        	35.3   	20.2
Other                  	29.6        	18.9    	57.0   	     	76.3        	54.0   	41.2
------------------------------------------------------------------------------------------
  Total non-interest
    operating income   	90.5        	72.9    	24.1       		255.7       	211.6   	20.8
Securities
    gains(losses)      	(0.1)        	1.3  	(104.6)        		4.4	         3.5   	27.9
------------------------------------------------------------------------------------------
   Total non-interest
     income           	$90.4       	$74.2    	21.9%     		$260.1      	$215.1   	20.9%
------------------------------------------------------------------------------------------

 Service charges on deposits increased $2.3 million or 8.0 percent for the quarter ended September 30, 1998, compared with 1997, and increased $7.7 million, or 9.0 percent, for the nine months ended, compared with the same period a year ago. The increases were primarily the result of the increase in fees charged for nonsufficient funds and a change in the method used to calculate the assessment.

 Service and loan fee income increased $3.1 million, or 25.1 percent, for the quarter ended September 30, 1998, compared with 1997, and increased $6.9 million or 19.0 percent for the nine months ended September 30, 1998, compared with the nine months ended 1997. The increase in service and loan fee income for the three and nine months ended, was primarily due to increased originations and gains on sales of those loans into the secondary markets.

 Trust and investment services income increased $1.5 million, or 11.2 percent, for the quarter ended September 30, 1998, compared with 1997, and increased $7.2 million, or 20.2 percent, for the nine months ended September 30, 1998, compared with the nine months ended 1997. The increase was generally due to increases in asset management advisory fees, and fees from sales of proprietary and third party mutual funds.

 Other income increased $10.7 million, or 57.0 percent, for the quarter ended September 30, 1998, compared with 1997, and increased $22.3 million, or 41.2 percent, for the nine months ended September 30, 1998, compared with the nine months ended 1997. The increase in other non-interest income for the 1998 periods was generally attributable to increases in insurance fees from the acquisitions of Corporate Dynamics and Philadelphia Benefits and ATM access fees. Included in the results for the quarter and the nine months ended September 30, 1998, are realized gains of $7.0 million generated by investments in limited partnerships.

Non-Interest Expenses

Non-interest expense categories for the three and nine month periods ended
 September 30, 1998, and 1997, are shown in the following table:


---------------------------------------------------------------------------------
(In millions)       Three months ended Sept. 30,     Nine months ended Sept. 30,
                                          Percent                        Percent
                    1998         1997      Change	   1998         1997    Change
--------------------------------------------------------------------------------
Salaries         	$77.4       	$73.3      	5.6%     		$228.3    	$216.1    	5.6%
Pension and other
 employee benefits	27.9        	22.2     	25.4   	     	81.7      	69.9   	16.9
Furniture and
 equipment        	21.0        	19.4      	8.3        		62.2      	57.6    	8.1
Occupancy, net    	18.5        	18.0      	2.5        		54.6      	54.3    	0.5
Communications     	8.9         	8.4      	5.5        		27.5      	25.7    	6.6
Other             	40.5        	39.5      	2.8   	    	123.4     	119.0    	3.8
------------------------------------------------------------------------------------
  Total non-
    interest
     operating
       expenses  	194.2       	180.8      	7.4       		577.7     	542.6    	6.5
------------------------------------------------------------------------------------
Merger-related
 charges           	-          	56.5	   (100.0)      	  	-        	83.0  (100.0)
------------------------------------------------------------------------------------
  Total non-
    interest
      expenses  	$194.2      	$237.3    	(18.2)     		$577.7    	$625.6	   (7.6)%
====================================================================================

 Salaries increased $4.1 million, or 5.6 percent, for the quarter ended September 30, 1998, compared to 1997. For the nine months ended September 30, 1998, compared to 1997, these costs increased $12.2 million, or 5.6 percent. Salaries reflect merit increases and increased commission compensation linked to sales efforts. Partially offsetting the increases in salaries was the impact of adopting Statement of Position No. 98-1 providing for the capitalization of certain salary and benefit costs associated with internally developed software, which for the nine months ended September 30, 1998, amounted to $2.2 million.

 Pension and employee benefits increased $5.7 million, or 25.4 percent, for the three months ended September 1998 compared with 1997. For the nine month periods then ended, benefits increased $11.8 million, or 16.9 percent. The increases were generally related to pension and incentive compensation plans.


 Furniture and equipment expenses increased $1.6 million, or 8.3 percent, for the quarter ended September 30, 1998, compared with 1997, and increased $4.6 million, or 8.1 percent, for the nine months ended September 30, 1998, compared with the same period a year ago. This increase was primarily due to increases in leasing expenses associated with computer equipment installed at branches to support teller and on-line operations.

 Communications expense increased $.5 million, or 5.5 percent, for the three months ended September 30, 1998, compared with 1997, and increased $1.8 million, or 6.6 percent, for the nine months ended 1998 when compared with the nine months ended 1997. The increase was primarily due to expanded telephone system usage and equipment costs to support on-line operations.


 Other expenses, which did not vary significantly from period to period, were largely comprised of legal and professional fees of $23.9 million, advertising and public relations expenses of $18.9 million and amortization of goodwill and intangibles of $14.3 million for the nine months ended September 30, 1998.

 The effective income tax rate was 30.8 percent for the three months ended September 30, 1998, and 31.3 percent for the nine months then ended, compared with 35.4 percent and 35.2 percent, respectively, for each of the comparable 1997 periods. The decrease in the effective income tax rate was the result of the implementation of business strategies, including the realignment of corporate entities. The lower effective income tax rate is expected to continue throughout the remainder of 1998.

Year 2000 Initiative

 Issues surrounding the Year 2000 arise out of the fact that many existing computer programs use only two digits to identify a year in the date field. With the approach of the Year 2000, computer hardware and software that are not made Year 2000 ready might interpret "00" as Year 1900 rather than Year 2000. The Year 2000 problem is not just a technology issue; it also involves the Company's building equipment, environmental systems, customers, suppliers and other third parties. The Company began taking a proactive stance regarding this issue in 1995 and has been working since then to remediate its information technology ("IT") and non-IT systems for the Year 2000.

 The following discussion of the implications of the Year 2000 problem for the Company contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which the Company plans to complete the internal Year 2000 modifications are based on management's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ.


 The Company's State of Readiness

 The Company remains on schedule to have programming changes and testing for internal mission critical computer systems substantially completed by year end 1998, and to have all of its systems remediated, tested and Year 2000 ready by first quarter 1999. The Company's Year 2000 project includes seven phases. The first three phases, which include: Developing a Strategic Approach; Creating Organizational Awareness; Assessing Actions and Developing Detailed Plans, have been completed. The remaining four phases of the project and progress toward completion of those phases are as follows:
 Renovating (remediating) - approximately  95%; Validating (testing)
 - approximately 85%; Implementing (remediated code into production)
 - approximately 85%; and Implementing (totally future date certified) - approximately 75%. Of the mission critical software systems approximately 95% have been remediated and are in the testing phase with approximately 50% of the testing completed. Testing of automated interfaces with customers and other third parties is scheduled for completion by the second quarter 1999. Many of the Company's day-to-day operations involve systems of other financial institutions and governmental agencies to settle transactions. Principal settlement methods associated with major payment systems will be tested by the end of the second quarter 1999 as part of their associated systems projects.


 Non-IT systems, such as building facilities, security and telecommunications have been evaluated. The Company is currently involved in testing and expects to have systems with embedded chip technology for all building, environmental, and security systems remediated, tested and confirmed as Year 2000 ready by first quarter 1999. Telecommunications, both voice and data, are expected to be remediated, tested and confirmed as Year 2000 ready by July 1999.


 In addition, the Company has initiated communications with third parties, such as vendors, customers, governmental entities and others, to determine whether they have appropriate plans to be Year 2000 ready. During the first nine months of 1998, the Company has been identifying and assessing the Year 2000 readiness of suppliers and other third parties that have a material relationship with the Company. Confidence levels were developed based on the quality of vendors' response to the Company's written inquiries and by determining the vendors' previous track record in meeting their commitments to the Company. An initial inventory and risk assessment of vendors was completed in March, 1998, and a preliminary evaluation of vendor responses was completed in May, 1998. The quality of responses from vendors has been uneven and additional inquiries are being made to supplement the information obtained during the initial evaluation. Those third-party providers found to pose a significant risk are being asked to demonstrate how that risk will be addressed and appropriate measures to minimize risk, including vendor specific contingency planning, will be taken by the Company on an ongoing basis over the next five quarters.

 The Year 2000 issue has the potential to materially affect the business operations of the customers of the Company. Business customers who have not adequately considered Year 2000 issues may experience a disruption in their operations, including their ability to transact business with their own customers and with the Company, resulting in potential financial difficulties that are business critical. To minimize the Company's risk from the impact of Year 2000 on customers, the

 Company has implemented a program for
 monitoring and measuring customer Year 2000 readiness. All existing customers with borrowing commitments of $1 million or more or customers on the Company's potential problem or non-performing loan lists with outstanding loan balances of $500 thousand or more, have been reviewed for Year 2000 readiness as of September 30, 1998, and will continue to be reviewed on a quarterly basis over the next five quarters. All new loan customers and renewals of existing loans at or above those loan amounts will be assessed as part of the underwriting process.

Risks of Year 2000 Issues

 Management believes that the Company is on schedule with its Year 2000 project and that its efforts are adequate to address its Year 2000 issues. However, if the Company fails to successfully resolve critical Year 2000 issues, there could be a material impact on the Company's operations. The primary risks associated with the Year 2000 issue can be classified into three groups. The first is the risk that the Company's systems are not ready for operation by January 1, 2000. The second is the risk of disruption of Company operations due to operational failures of third parties. The third is the risk of business interruption among fund providers and borrowers such that funding and repayment do not take place in a timely manner.

 The first risk relates to the failure of the Company to successfully resolve its internal Year 2000 issues. Due to the fact that computer systems are such an integral part of the Company's internal operations, these systems must be remediated, tested and made ready for the Year 2000 in a timely manner. Failure to achieve that goal could have a material impact on the Company's operations.


 The second risk is operational disruptions due to suppliers and other third parties not being Year 2000 ready. Although the Company is assessing the readiness of third parties and is preparing contingency plans, there is no assurance that a failure of one or more third parties to modify their systems in a timely manner would not have a material and adverse effect on the Company.


 The final risk is that major customers may experience Year 2000 problems which may adversely affect repayment and funding to the Company. Although the Company is assessing the Year 2000 readiness of certain borrowers and formulating detailed contingency plans to address the potential impact on the Company, it cannot currently predict whether all of its borrowers will be successful in becoming Year 2000 compliant. As a result, there may be increases in the Company's problem loans and credit losses in future years. However, it is not possible to quantify the potential impact of such losses at this time.

Costs to Address Year 2000 Issues

 The cost of the Company's Year 2000 project is estimated to be $23 million and will be funded by normal operating cash. The project is staffed with both external contract and internal personnel. This estimate includes the cost of retention programs for key systems personnel, a portion of which, will be paid beyond January 1, 2000. To date, the Company has incurred $ 7.8 million in total costs.


Contingency Plans

 The Company is developing remediation contingency plans and business resumption contingency plans specific to the Year 2000 readiness project. Remediation contingency plans address the actions to be taken if the current approach to remediating a mission critical system is falling behind schedule or otherwise appears in jeopardy of failing to deliver a Year 2000 ready system when needed.
 Business resumption contingency plans address the actions that will be taken if critical business functions cannot be carried out in the normal manner due to system or third-party failures.


 Remediation contingency plans with trigger dates for review and implementation have been developed for those mission critical IT systems that have not completed testing by September 30, 1998. Monitoring the progress of the repair and testing activities will continue until these systems are Year 2000 ready. If failure to meet critical milestones for one of these mission critical IT systems continues beyond the preset trigger date, the remediation contingency alternative would be activated.

 The Company, as part of its normal business practice, has comprehensive business resumption and disaster recovery plans to facilitate timely restoration of services and processes in the event of a business disruption. The effort to update these business resumption contingency plans to reflect the potential of Year 2000 related failures is underway, using the current plans as a foundation. The first phase of this effort, Organizational Planning and Business Impact Analysis, is scheduled to be completed by the end of the fourth quarter 1998. Creation, updating and testing of Year 2000 related business resumption and disaster recovery contingency plans will continue throughout 1999.

LIQUIDITY

 Liquidity is the ability to meet the borrowing needs and deposit withdrawal requirements of customers and support asset growth. Principal sources of liquidity are deposit generation, access to purchased funds, maturities and repayments of loans and investment securities and interest and fee income.

 The consolidated statements of cash flows present the change in cash and due from banks from operating, investing and financing activities. During the first nine months of 1998, net cash provided by operating activities totaled $344.6 million. Contributing to net cash provided by operating activities were the results of operations, plus noncash expenses, and proceeds from the sales of mortgages held for sale. Partially offsetting the contributions to operating cash were funds used to originate mortgage loans held for sale and noncash revenues.


 Net cash used in investing activities totaled $1.9 billion. For the nine months ended September 30, 1998, net cash used in transactions involving the investment portfolios totaled $526.3 million, while the growth in the loan portfolio used $1.3 billion.


 Scheduled maturities and anticipated principal repayments of the held to maturity portfolio will approximate $597.3 million throughout the balance of 1998. In addition, the securities available for sale portfolio provides another source of liquidity. These sources can also be used to meet the funding needs during periods of loan growth.

 Net cash provided by financing activities totaled $1.5 billion. During the first nine months of 1998, other borrowed funds and long-term debt increased $2.3 billion. This increase was partially offset by the decrease in total deposits of $182.6 million, the purchase of the Company's common stock of $242.1 million, and the payment of common stock dividends.

 Liquidity is also available through additional lines of credit and the ability to incur additional debt. The banking subsidiaries have established lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank of New York and other correspondent banks which further support and enhance liquidity. In addition, the banking subsidiaries of the Company, Summit Bank (New Jersey) and Summit Bank (Pennsylvania), are currently in the process of issuing an underwritten offering circular providing for the issuance of senior and subordinated notes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-------------------------------------------------------------------

 Due to the nature of the Company's business, the Company's market risk is primarily its exposure to interest rate risk. Interest rate risk is the impact that changes in interest rates have on future earnings. The principal objective in managing interest rate risk is to maximize net interest income within the acceptable levels of risk that have been previously established by policy. This risk can be reduced by various strategies, including the administration of liability costs, the reinvestment of asset maturities and the use of off-balance sheet financial instruments. The Company has limited risks associated with foreign currencies.


 Interest rate risk is monitored through the use of simulation modeling techniques which apply alternative interest rate scenarios to periodic forecasts of future business activity, projecting the related impact to net interest income. The use of simulation modeling assists management in its continuing efforts to achieve earnings growth in varying interest rate environments.

 Key assumptions in the model include anticipated prepayments on mortgage-related instruments, contractual cash flow and maturities of all financial instruments including derivatives, anticipated future business activity, deposit sensitivity and changes in market conditions. Selected core deposit rates are held constant based on the results of analysis of historical rate movements.


 These assumptions are inherently uncertain, and as a result, these models cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions, as well as changes in management's strategies.

 Based on the results of the interest simulation model as of September 30, 1998, if interest rates increase or decrease 100 basis points from current rates in an immediate and parallel shock over a twelve month period, the Company would expect a decrease of $21.0 million in net interest income and an increase of $13.0 million in net interest income, respectively. The results of the interest simulation model as of September 30, 1998, do not represent a material change from the amounts previously reported as of December 31, 1997.

 Interest rate risk management efforts also involve the use of certain derivative financial instruments for the purpose of stabilizing net interest income in a changing interest rate environment. The derivative financial instruments portfolio consists principally of interest rate swaps, floors and caps. At September 30, 1998, the notional values of the swaps, floors and caps were $495.0 million, $430.0 million and $106.0 million, respectively. These derivatives resulted in a net interest income reduction of $1.3 million for the first nine months of 1998. The cost to terminate these contracts at September 30, 1998, would have been $3.2 million.

                         PART II. OTHER INFORMATION
                         ---------------------------

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

 1.  Annette Loatman on behalf of herself and all others similarly situated v.
     -------------------------------------------------------------------------
 United Jersey Bank, U.S. District Court for the District of New Jersey, Civil
-------------------
 Action No. 95-5258 (JBS), filed on October 4, 1995. Robert M. Gundle, III, on
                                                    --------------------------
 behalf of himself and all others similarly situated v. Summit Bank, successor
------------------------------------------------------------------------------
 in interest to United Jersey Bank, U.S. District Court for the District of New
----------------------------------
 Jersey, Civil Action No. 96-4477 (JBS), filed on October 14, 1996, and Annette
                                                                       --------
 Loatman, on behalf of herself and all others similarly situated v. United
---------------------------------------------------------------------------
 Jersey Bank, Superior Court of New Jersey, Camden County, Docket No.
-------------
 L-3527-96 ("the State Action"), filed April 24, 1996, dismissed without prejudice pending the outcome of the federal actions on December 9, 1996, and reinstated October 15, 1997 with Robert M. Gundle, III as an additional named plaintiff. Reported on Form 10-K for the period ended December 31, 1997 and on Forms 10-Q for the periods ended March 31, 1998 and June 30, 1998.

On September 9, 1998, the trial court entered an order denying the Bank's cross-motion for partial class decertification and granting plaintiffs' motion to extend dissemination of the notice of class action to the entire class. On September 24, 1998, the Bank filed a motion seeking leave to appeal the September 9, 1998 order. No decision has been rendered on the motion.




ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
--------------------------------------------------

(c) On August 31, 1998, the Registrant, through its wholly owned subsidiary Summit Bank, issued 279,570 shares of the Registrant's common stock to the shareholders of W.M. Ross & Co. ("Ross & Co."), a New Jersey corporation, in exchange for all of the outstanding shares of Ross & Co. The Registrant's common stock was issued without registration under Securities Act of 1933 (the "Securities Act") in reliance upon the exemption from registration set forth in
 Section 4(2) of the Securities Act. In making the sale, the Registrant relied on representations from the shareholders of Ross & Co. that they had such knowledge and experience as to make an informed investment decision.




ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
----------------------------------------

 Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

Not applicable

ITEM 5. OTHER INFORMATION.
--------------------------

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

(a)	Exhibits
    --------
  	3(A)			Restated Certificate of Incorporation of Summit Bancorp.
	  27			Summit Bancorp. Financial Data Schedule - September 30, 1998.

(b)	Reports on Form 8-K
    -------------------

	In a current report on Form 8-K dated November 6, 1998, the Registrant
 under Item 5, Other Events and 		Item 7, Financial Statements and
 Exhibits, filed a portion of the consolidated financial statements and notes thereto to be included in the Registrant's Form 10-Q for the quarterly period ended September 30, 1998, being filed herewith.

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




                                      				       SUMMIT BANCORP.
                                               -----------------
                                         		     	 	Registrant




       DATE:   November 13, 1998     BY:      /s/ WILLIAM J. HEALY
                                              ---------------------
                            		      	       		  	William J. Healy
				                                        	Executive Vice President,
                                      Comptroller and Chief Accounting Officer
							                                     (Duly Authorized Officer)

                             EXHIBIT INDEX
                             -------------
   Exhibit No. 	                 Description
  ------------   ------------------------------------------------------------

      3(A)		    	Restated Certificate of Incorporation of Summit Bancorp.

      27		      	Summit Bancorp. Financial Data Schedule - September 30, 1998.