Form 10-K
period 1998-12-31
SUMMIT BANCORP/NJ/
filed 1999-03-29
CIK 101320

================================================================================

                                    Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

                          Commission File Number 1-6451
                                   ----------
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

        Registrant's telephone number, including area code (609) 987-3200
                                   ----------
           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of  each exchange on which registered
      -------------------             ------------------------------------------
Common Stock $.80 par value                             New York Stock Exchange
Preferred Stock Purchase Rights                         New York Stock Exchange
8.625% Subordinated Notes Due December 10, 2002         New York Stock Exchange
                                   ----------
           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                   ----------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X              No
                               ---                ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
                                   ----------
 As of February 24, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $6.2 billion.

     As of February 24, 1999, there were 174,234,235 shares of common stock,
                           $.80 par value outstanding.
                                   ----------
                       DOCUMENTS INCORPORATED BY REFERENCE
Summit Bancorp 1998 Annual Report to
  Shareholders (portions)                                  (Parts I, II and IV).
Proxy Statement dated March 9, 1999 (portions)            (Parts I and III).

================================================================================

                                 SUMMIT BANCORP.

                               Index to Form 10-K

                                     Part I

Item 1.     Business                                                     Page

            a)  General development of business ........................   3

            b)  Financial information about industry segments ..........   3

            c)  Narrative description of business ......................   4

            d)  Financial information about foreign and domestic
                operations and export sales ............................  11

            e)  Statistical information ................................  12

Item  2.    Properties .................................................  12

Item  3.    Legal Proceedings ..........................................  13

Item  4.    Submission of Matters to a Vote of Security Holders ........  15

            Executive Officers of the Registrant .......................  16

                                     Part II

Item  5.    Market for Registrant's Common Equity and Related
              Stockholder Matters ......................................  17

Item  6.    Selected Financial Data ....................................  17

Item  7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations ......................  17

Item  7A.   Quantitative and Qualitative Disclosures
              About Market Risk ........................................  17

Item  8.    Financial Statements and Supplementary Data ................  17

Item  9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure ......................  17

                                    Part III

Item 10.    Directors and Executive Officers of the Registrant .........  18

Item 11.    Executive Compensation .....................................  18

Item 12.    Security Ownership of Certain Beneficial Owners
              and Management ...........................................  18

Item 13.    Certain Relationships and Related Transactions                18

                                     Part IV

Item 14.    Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K ..................................  19

            Signatures .................................................  25

                                     PART I
Item 1. Business.

     (a) General development of business.

     Summit Bancorp. ("Summit" or the "Company") has its corporate office at 301 Carnegie Center, P.O. Box 2066, Princeton, New Jersey 08543-2066.

     Summit, the registrant, commenced operations on October 1, 1970 as a New Jersey corporation and as a bank holding company registered under the Bank Holding Company Act of 1956. At December 31, 1998, the Company owned three banks ("bank subsidiaries") and several active non-bank subsidiaries and had total consolidated assets of $33.1 billion, which ranked it as the largest New Jersey-based bank holding company. The bank subsidiaries engage in a general banking business, and are as follows: Summit Bank ("Summit Bank NJ"), operating in New Jersey; Summit Bank ("Summit Bank PA"), operating in Pennsylvania; and NSS Bank ("NSS"), operating in Connecticut. The non-bank subsidiaries engage primarily in securities brokerage, insurance brokerage, venture capital investment, commercial finance lending, lease financing, asset-based lending, letter of credit issuance, data processing, and reinsuring credit life and disability insurance policies related to consumer loans made by the bank subsidiaries. For a discussion on the development of the Company's business during 1998, see the "Financial Review" on pages 17 through 34 of the 1998 Annual Report to Shareholders which section is incorporated herein by reference through Exhibit 13.

     On November 21, 1998, Summit completed its acquisition of NSS Bancorp, Inc., a Connecticut corporation and bank holding company. As a result of the purchase of NSS Bancorp, NSS Bank, a Connecticut savings bank, became a wholly-owned subsidiary of Summit. In addition, the Company made two purchases of insurance brokerage firms, Spectrum Financial Group, Inc. (d/b/a "Madison Consulting Group"), on October 30, 1998, and W.M. Ross and Company ("W.M. Ross"), on August 31, 1998. Revenues and expenses from these purchase acquisitions have been included in the consolidated results of the Company since their respective dates of acquisition. For additional information on these and other acquisitions, see Note 2 of the Consolidated Financial Statements on page 43 of the 1998 Annual Report to Shareholders which information is incorporated by reference herein.

     On August 24, 1998, Summit entered into a definitive merger agreement to acquire New Canaan Bank and Trust Company ("New Canaan"), a Connecticut bank and trust company with assets of $182 million and four banking offices located in Fairfield County, Connecticut. Pursuant to the merger agreement, New Canaan is to be merged with and into NSS. The merger has received regulatory and shareholder approval and is expected to be consummated by March 31, 1999.

     On February 18, 1999, Summit announced that it entered into a definitive agreement to acquire Prime Bancorp, Inc. ("Prime"), a Pennsylvania corporation and bank holding company with approximately $1.0 billion in assets and 27 branches located in the greater Philadelphia region, in a stock for stock exchange, based upon an exchange ratio of .675 shares of Summit common stock for each share of Prime common stock. The merger is expected to be completed in the third quarter of 1999 subject to regulatory and Prime shareholder approval. It is anticipated that this transaction will be accounted for under the purchase method. Summit expects to repurchase from time to time in the open market Summit shares in a number equal to the approximate amount of common shares to be issued in the acquisition, or reissue previously acquired shares held in treasury, depending on market conditions and other factors.

     Issues surrounding the Year 2000 arise out of the fact that many existing computer programs use only two digits to identify a year in the date field. With the approach of the Year 2000, computer hardware and software that are not made Year 2000 ready might interpret "00" as Year 1900 rather than Year 2000. The Year 2000 problem is not just a technology issue; it also involves Summit's building equipment, environmental systems, customers, suppliers, and other third parties. Summit began taking a proactive stance regarding this issue in 1995 and has been working since than to remediate its information technology ("IT") and non-IT systems for the Year 2000. For additional information, see Year 2000 Readiness Disclosure on page 33 of the 1998 Annual Report to Shareholders which information is incorporated by reference herein.

    (b) Financial information about industry segments.

     Summit is engaged in the business of managing or controlling banks and such other businesses related to banking as may be authorized under the Bank Holding Company Act of 1956, as amended. The Company is also engaged in furnishing services to, or performing services for its present operating subsidiaries. Reference to information about industry segments is made to Financial Review - Lines of Business and Note 17 of the Consolidated Financial Statements on pages 26 and 27 and page 51, respectively, of the 1998 Annual Report to Shareholders which information is incorporated by reference herein.

     (c) (1) Narrative description of business.

Bank Subsidiaries

     Summit Bank NJ (formerly United Jersey Bank) was organized in 1899 and is Summit's largest bank subsidiary. Summit Bank NJ accounts for 89% of Summit's assets. Based on the latest available data concerning deposit market share, Summit Bank NJ ranked as the largest New Jersey-based commercial bank. Summit Bank NJ operates 364 banking offices throughout 19 of the 21 counties in New Jersey. Summit Bank PA (formerly First Valley Bank) was organized in 1968 and is Summit's Pennsylvania bank subsidiary, accounting for 8% of consolidated assets. Summit Bank PA operates 75 offices in 13 counties in eastern Pennsylvania. NSS (formerly Norwalk Savings Society) was organized in 1849 and is Summit's Connecticut bank subsidiary, accounting for 2% of consolidated assets. NSS operates eight banking offices in Fairfield County, Connecticut.

     The bank subsidiaries provide a broad range of retail, commercial, investment and private banking products and services through a line of business approach to individuals and businesses.

     The Retail Banking line of business meets the banking needs of individuals and small businesses. Mortgage loans, home equity loans and lines of credit, direct and indirect consumer loans and small business commercial loans are offered through the Company's broad network of branches. Demand and interest-bearing deposit accounts and services are provided through branches and automatic teller machines.

     The Commercial Banking line of business is focused on meeting the banking requirements of large and middle-market businesses. Commercial loans and mortgages, asset-based lending, direct and indirect leasing, and corporate finance are actively solicited through a network of relationship managers.

     The Investment Services and Private Banking line of business provides financial products and services through bank and certain non-bank subsidiaries. Investment Services revenues are mostly in the form of fees for services provided. The major sources of fee income are generated from trust services, sales of mutual funds, insurance and brokerage services, and discount brokerage transactions. This segment also includes Private Banking which provides personal credit services, professional services for lawyers, accountants and their firms, and business loans and lines of credit.

Non-Bank Subsidiaries

     Summit owns and operates Summit Commercial/Gibraltar Corp. and Summit Commercial Corp., which are commercial finance companies operating in the New York-New Jersey, the New Jersey-Baltimore and Connecticut metropolitan areas and which specialize in making loans secured by accounts receivable, inventory and equipment, as well as financing sales and leases of equipment. Summit, through its wholly-owned bank subsidiary, Summit Bank PA, owns and operates Summit Financial Services Group, Inc., which is engaged in the stock brokerage business, the underwriting of municipal bonds, and the sale of non-deposit investment products. Summit, through its wholly-owned bank subsidiaries, owns and operates Summit Service Corporation, which provides data processing services to the bank subsidiaries. Summit, through Summit Bank NJ, owns and operates Corporate Dynamics, an employee benefits brokerage and consulting firm, Philadelphia Benefits Corporation, a group health insurance general agency, W.M. Ross, a property and casualty insurance brokerage firm, and Madison Consulting Group, an employee benefits brokerage firm. Corporate Dynamics, Philadelphia Benefits, W.M. Ross, and Madison Consulting Group operate principally in the Mid-Atlantic region. Total revenues (excluding intercompany revenues) for all non-bank subsidiaries as a group during the last three years accounted for less than 10% of consolidated revenues.

Supervision and Regulation

     The banking industry is highly regulated. This regulatory framework is intended primarily for the protection of depositors and the preservation of the federal deposit insurance funds and not for the protection of security holders. Statutory and regulatory controls increase a bank holding company's cost of doing business and limit the options of its management to employ assets and maximize income. Areas subject to regulation and supervision by the bank regulatory agencies include: nature of business activities; minimum capital levels; dividends; affiliate transactions; expansion of locations; acquisitions and mergers; interest rates paid on certain types of deposits; reserves against deposits; terms, amounts and interest rates charged to various types of borrowers; and investments. For additional information on regulatory matters, see Note 20 of the Consolidated Financial Statements on page 54 of the 1998 Annual Report to Shareholders which information is incorporated by reference herein.

Bank Holding Company Regulation

     Summit is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Holding Company Act"). As a bank holding company, Summit is supervised by the Board of Governors of the Federal Reserve System (the "FRB") and is required to file reports with the FRB and provide such additional information as the FRB may require. Summit is also regulated by the New Jersey, Pennsylvania and Connecticut Departments of Banking.

     The Holding Company Act prohibits Summit, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking "as to be a proper incident thereto" if the FRB determines that such acquisitions will be, on balance, beneficial to the public. The Holding Company Act requires prior approval by the FRB of the acquisition by Summit of more than five percent of the voting stock of any additional bank. Acquisitions in any state were permitted after September 29, 1995. See "Interstate Banking" below. Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. All of Summit's subsidiary banks are currently rated "outstanding" under the Community Reinvestment Act.

     In addition, Summit is subject to various requirements under New Jersey, Pennsylvania and Connecticut laws concerning future acquisitions. Such laws require the prior approval of the relevant Department of Banking to acquire any bank chartered by that state. Statewide branching is permitted in New Jersey, Pennsylvania and Connecticut. Branch approvals are subject to statutory standards relating to safety and soundness, competition, and public convenience. The Holding Company Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

     The policy of the FRB provides that Summit is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support such subsidiary banks in circumstances in which it might not do so absent such policy. In addition, any capital loans by Summit to any subsidiary bank would be subordinate in right of repayment to deposits and certain other indebtedness of such subsidiary bank.

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

          (2) Direct Branching by Banks. National and state banks are prohibited from directly acquiring an existing branch (separate from the acquisition of a charter), or establishing a de novo branch, in a host state unless the law of the host state permits it. New Jersey permits the acquisition of an existing branch but prohibits de novo; Pennsylvania permits both; and Connecticut permits both, provided that reciprocity exists.

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

     FDICIA caused the FDIC insurance assessments to move from flat-rate premiums to a system of risk-based premium assessments. The risk-based insurance assessment evaluates an institution's potential for causing a loss to the insurance fund and bases deposit insurance premiums upon individual bank profiles. The majority of the Company's FDIC insured deposits are covered under the BIF. As a result of deposits acquired through the acquisition of thrift institutions over the last several years, the Company has approximately $5.3 billion of deposits that are insured under the Savings Association Insurance Fund ("SAIF").

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

Dividend Restrictions

     Various federal and state statutory provisions limit the amount of dividends Summit's subsidiary banks can pay to Summit without prior regulatory approval. The Federal Reserve Act, which affects both Summit Bank NJ and Summit Bank PA, restricts the payment of dividends in any calendar year to the net profit of the current year combined with retained net profits of the preceding two years; and Connecticut's banking law imposes a similar limitation on NSS Bank. Further, Summit Bank NJ, as a New Jersey state-chartered bank, may declare a dividend only if, after payment thereof, its capital stock would be unimpaired and its surplus would equal at least 50 percent of its capital stock or its surplus would not be reduced and Summit Bank PA, as a Pennsylvania-chartered bank, may declare and pay a dividend only out of accumulated net earnings and only if it has surplus at least equal to its capital and such surplus would not be reduced by payment of such dividend. Summit may not pay dividends to its shareholders if after paying such dividends it would be unable to pay its debts as they become due in the usual course of business or its total assets would be less than its total liabilities. In addition, under FDICIA all institutions are prohibited from paying dividends if after doing so an institution would be undercapitalized. For additional information on dividend restrictions and amounts available for dividend distributions, see Note 20 of the Consolidated Financial Statements on page 54 of the 1998 Annual Report to Shareholders which information is incorporated by reference herein.

Regulation of Subsidiaries

     Various laws and the regulations thereunder applicable to the Company and its bank subsidiaries impose restrictions and requirements in many areas, including capital requirements, the maintenance of reserves, establishment of new offices, the making of loans and investments, consumer protection, employment practices and other matters. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, on the extent to which a bank subsidiary may finance or otherwise supply funds to Summit or its non-bank subsidiaries. Under Federal law, a bank subsidiary is subject to individual and aggregate limits with respect to loans or extensions of credit, or investments in the securities of, its parent and the nonbank subsidiaries of its parent. Any such loans to nonbank affiliates must be collateralized in keeping with a sliding scale that varies in accordance with the quality of the collateral. See Note 20 of the Consolidated Financial Statements on page 54 of the 1998 Annual Report to Shareholders which information is incorporated by reference herein. Summit and its banking and other subsidiaries are also subject to certain restrictions with respect to engaging in the business of issuing, underwriting, public sale, flotation or distribution of securities.

     The state-chartered subsidiary banks are subject to the supervision of, and to regular examination by, the New Jersey Department of Banking and Insurance, in the case of Summit Bank NJ, the Pennsylvania Department of Banking, in the case of Summit Bank PA and the Connecticut Department of Banking, in the case of NSS Bank. In addition, the subsidiary banks are subject to review by the U.S. Department of Education with respect to student loan activity. Summit Bank NJ and Summit Bank PA are subject to examination by the FRB. NSS Bank is subject to examination by the FDIC. As a registered municipal securities dealer, Summit Bank NJ is subject to the supervision of the Municipal Securities Rulemaking Board.

     None of the stocks of the subsidiary banks or other subsidiaries owned or controlled by Summit carry statutory double liability. However, Article XIV,
Section 11 of the Constitution of the State of Arizona provides that the stock of Summit Credit Life Insurance Company may be subject to assessment to restore impaired capital under certain circumstances as, and to the extent, provided therein. There is no such provision in New Jersey, Pennsylvania or Connecticut law governing the stock of Summit's state-chartered banks.

     Summit and its non-bank subsidiaries are subject to examination by the New Jersey, Pennsylvania and Connecticut state bank regulatory agencies and the FRB, and the FDIC may, at its discretion, examine the New Jersey and Pennsylvania bank subsidiaries. As a mortgagee approved by the Department of Housing and Urban Development and a seller-servicer of mortgages approved by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the New Jersey Housing and Mortgage Finance Agency, Summit Bank NJ and Summit Mortgage Banking Services, Inc. are subject to regulation or supervision by these government agencies. Summit Bank PA is a participant in the mortgage program conducted by the Pennsylvania Housing Finance Agency and is subject to the supervision of that agency. Summit Financial Services Group, Inc. is subject to regulation and examination by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., and securities regulatory authorities of California, Connecticut, Florida, New Jersey, New York and Pennsylvania and, as a municipal securities dealer, to regulation by the Municipal Securities Rulemaking Board. Summit Credit Life Insurance Company is subject to regulation and examination by the Department of Insurance of the State of Arizona. Summit Commercial Corp. is subject to the jurisdiction of the Connecticut and Maryland Department of Banking. Corporate Dynamics, Philadelphia Benefits Corporation, William M. Ross and Spectrum Financial Group are licensed as insurance brokers in over 20 states and are subject to the jurisdiction of the insurance regulatory authorities of each state in which they are licensed to do business. Summit Mortgage Banking Services, Inc. is subject to the jurisdiction of the banking authorities of the states of New York and Delaware.

     Summit and its subsidiaries are also subject to various reporting requirements of Federal and state securities laws, and regulations of the Securities and Exchange Commission and the New York Stock Exchange.

     From time to time, various bills are introduced in the United States Congress and the New Jersey, Pennsylvania or Connecticut Legislatures which could result in additional regulation of the business of Summit and its subsidiaries, or further increase competition or expense. Legislation has been proposed at the Federal level that would provide banking organizations such as Summit with greater flexibility to provide non-banking services of a financial nature; and legislation has been proposed that would permit non-banking companies to provide banking services and to acquire banks. It cannot be determined at this time whether any of these proposals will become law, or if they do become law, what effect they will have on the operations of Summit.

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

     See Financial Review - Lines of Business and Note 17 of the Consolidated Financial Statements on pages 26 and 27, and 51, respectively, of the 1998 Annual Report to Shareholders which information is incorporated by reference herein.

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

     Patents and licenses, as such, are not of importance to Summit or its subsidiaries, but operating charters (similar to licenses) - approved banking location authorizations granted by the New Jersey Department of Banking and Insurance, the Pennsylvania Department of Banking, and the Connecticut Department of Banking for state-chartered bank subsidiaries - are vital to the operation and expansion of the bank subsidiaries. Such charters are perpetual unless revoked by the granting authorities. Various licenses and approvals to do business are also required by the other regulatory agencies referred to under Supervision and Regulation above. Most of these licenses and approvals require periodic renewal.

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

  (c) (1) (x) Competition.

     Each bank subsidiary faces strong competition for local business in the communities it serves from other banking institutions as well as from other financial institutions. Summit's banking subsidiaries compete in the national market with other major banking and financial institutions in the New York, Philadelphia, and southern Connecticut areas, many of which are substantially larger and may have greater financial resources. A number of these institutions offer their services throughout New Jersey, Pennsylvania, and Connecticut through bank and non-bank subsidiaries, loan production offices and solicitations through broadcast and print media and direct mail. For international business, Summit competes not only with a substantial number of United States banks having foreign departments, but also with agencies and branches of foreign banks located in the United States and with other major banks throughout the world. The effect of liberalized branching and acquisition laws has been to lower barriers to entry into the banking business and to increase competition for banking business, as well as to increase both competition for and opportunities to acquire other financial institutions. Nationwide interstate banking has accelerated these trends.

     For most of the services which the subsidiaries perform, there is increasing competition from financial institutions other than commercial banks due to the relaxation of regulatory restrictions. Money market and mutual funds actively compete with banks for deposits. Savings banks, savings and loan associations and credit unions also actively compete for deposits and for various types of loans; such institutions, as well as securities brokers, consumer finance companies, mortgage companies, factors, insurance companies and pension trusts, are important competitors. Financial institutions such as these, as well as retailers and other non-bank entities, have acquired so-called "non-bank banks" and "unitary thrift" charters permitting them to offer traditional banking services without being subject to the same degree of regulation. Insurance companies, mutual fund investment counseling firms and other business firms and individuals offer competition for personal and corporate trust services and investment advisory services.

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

  (c) (1) (xiii) Number of persons employed.

     At December 31, 1998, there were 8,665 persons, on a full-time equivalent basis, employed by Summit and its subsidiaries.



  (d) Financial information about foreign and domestic operations and export sales.

     Summit Bank NJ operates an International Banking Department principally for the benefit of its domestic customers and an offshore banking facility on the island of Grand Cayman in the British West Indies. Summit Trade Finance (HK), Limited, an indirect subsidiary of Summit Bank NJ, operating under a Hong Kong charter, issues documentary letters of credit to Asian suppliers on behalf of U.S. importers. Business at these offshore facilities constituted less than one-half of one percent of the total assets and income of Summit Bank NJ in 1998.

  (e) Statistical information.

     The table below provides a cross reference to portions of Summit Bancorp's 1998 Annual Report To Shareholders incorporated by reference herein. Information that is not applicable is indicated by (NA):


                                                                              Annual
                                                                              Report
                 Description of Financial Data                                Pages
                 -----------------------------                                -----
     I.   Distribution of Assets, Liabilities, and Stockholders'
          Equity; Interest Rates and Interest Differential
          A. Average Balance Sheets                                            22-23
          B. Analysis of Net Interest Earnings                                 22-23
          C. Rate/Volume Analysis                                                 24

     II.  Investment Portfolio
          A. Book value of investment securities                                  44
          B. Investment securities by range of maturity with
             corresponding average yields                                         44
          C. Securities of issuers exceeding ten percent of
             stockholders' equity                                                 NA

     III. Loan Portfolio
          A. Types of loans                                                       19
          B. Maturities and sensitivities of loans to changes
             in interest rates                                                    19
          C. Risk elements
             1) Nonaccrual, past due and restructured loans                 27,28,40
             2) Potential problem loans                                           27
             3) Foreign outstandings                                              NA
             4) Loan concentrations                                               45
          D. Other interest bearing assets                                       NA

     IV.  Summary of Loan Loss Experience
          A. Analysis of the allowance for loan losses                         28-29
          B. Allocation of the allowance for loan losses                       28-29

     V.   Deposits
          A. Average amount and average rate paid on major
             categories of deposits                                            22-23
          B. Other categories of deposits                                         NA
          C. Deposits by foreign depositors in
             domestic offices                                                     NA
          D. Time deposits of $100,000 or more by
             remaining maturity                                                   30
          E. Time deposits of $100,000 or more by
             foreign offices                                                      NA

     VI.  Return on Equity and Assets                                     1 and 56-57

     VII. Short-term Borrowings                                                    20




Item 2. Properties.

     Summit owns its administrative headquarters building in West Windsor Township, New Jersey. Summit Bank NJ owns its principal banking office located in Hackensack, New Jersey. Summit Bank NJ also leases facilities in Cranford, Dayton, Egg Harbor and Mays Landing, New Jersey, and owns facilities in Cologne and Egg Harbor, New

Jersey, all of which are used for various administrative and back office operations. The principal banking and administrative offices of Summit Bank PA are leased and are located in Bethlehem, Pennsylvania. The bank subsidiaries conduct business in approximately 447 banking offices, of which approximately 47% are owned, with the remaining leased. Office space in certain of the owned buildings is leased to others. Summit Service Corporation, a wholly owned subsidiary of the bank subsidiaries, leases property in Ridgefield Park, New Jersey for use as the principal data processing facility.

     For additional information on properties see Note 5 and Note 9 of the Consolidated Financial Statements on pages 45 and 46, respectively, of the 1998 Annual Report to Shareholders which information is incorporated by reference herein.

Item 3. Legal Proceedings.

     Management does not believe that the ultimate disposition of the litigation discussed below will have a material adverse effect on the financial position and results of operation of the company and its subsidiaries, taken as a whole.


1. Annette Loatman on behalf of herself and all others similarly situated v. United Jersey Bank, U.S. District Court for the District of New Jersey, Civil Action No. 95-5258 (JBS), filed on October 4, 1995, Robert M. Gundle, III, on behalf of himself and all others similarly situated v. Summit Bank, successor in interest to United Jersey Bank, U.S. District Court for the District of New Jersey, Civil Action No. 96-4477 (JBS), filed on October 14, 1996, and Annette Loatman, on behalf of herself and all others similarly situated v. United Jersey Bank, Superior Court of New Jersey, Camden County, Docket No. L-3527-96 ("the State Action"), filed April 24, 1996, dismissed without prejudice pending the outcome of the federal actions on December 9, 1996, and reinstated October 15, 1997 with Robert M. Gundle, III as an additional named plaintiff.

     The plaintiffs entered into retail installment sales contracts with United Jersey Bank/South, N.A., a predecessor of Summit Bank, a subsidiary of registrant, but failed to keep insurance required by their contracts in force, as a result of which the Bank obtained collateral protection insurance for them. Plaintiffs allege that they are representatives of a class of persons who are or were parties to consumer loan agreements with Summit Bank and/or United Jersey Bank and/or any subsidiary of UJB Financial Corp (the prior name of Summit Bancorp), and from whom any of those entities collected or sought to collect collateral protection insurance premiums for the period October 4, 1989 to October 3, 1995. Their complaints allege breach of contract and breach of the implied covenants of good faith and fair dealing, unconscionable commercial practices under the New Jersey Consumer Fraud Act, unjust enrichment, and breach of fiduciary duty. Their federal court complaints also alleged violations of the National Bank Act and Depository Institution and Monetary Control Act.

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

     On October 15, 1997, the Superior Court of New Jersey reinstated the state court actions. On December 19, 1997, the court denied the Bank's motion for summary judgment, without reaching its merits, holding that questions of fact existed which precluded summary judgment at that time.

     On March 20, 1998, the Superior Court of New Jersey granted plaintiffs' motion for class certification. The Appellate Division denied the Bank's motion for leave to appeal from the trial court's certification of the class on April 27, 1998. On May 26, 1998, the trial court approved a form of class notice, but ruled that it need only be provided to class members who were customers of United Jersey Bank/South, N.A. On July 8, 1998, plaintiffs filed a motion to extend dissemination of class notice to the entire certified class. The Bank opposed that motion and filed a cross-motion to decertify the class as to all persons who were not customers of United Jersey Bank/South, N.A. On September 11, 1998, the court granted plaintiffs' motion to extend dissemination of class notice and denied the Bank's cross-motion to decertify the class. On October 29, 1998, the Appellate Division denied the Bank's motion for leave to appeal from the court's September 11, 1998 Order.

     Notice of the pendency of this litigation has now been provided to the entire plaintiff class. The parties are presently engaged in discovery.

2. In re Payroll Express Corporation et al - John S. Pereira as Chapter 11 Trustee of the Estate of Payroll Express Corporation et al v. United Jersey Bank, United States District Court for the Southern District of New York, Civil Action No. 94-1565 (LAP) ("the Preference Action"), filed December 29, 1993; In re Payroll Express Corporation of New York and Payroll Express Corporation, United States Bankruptcy Court for the Southern District of New York. Case Nos. 92-B-43 149 (CB) and 92-B-43 150 (CB), Adversary Proceeding No. 94-8297A, filed April 22, 1994 ("the Fraudulent Conveyance Action"); Beth Israel Medical Center, et al V. United Jersey Bank and National Westminster Bank New Jersey, United States District Court for the Southern District of New York, Civil Action No. 94-8256 (LAP), filed September 28, 1993; Frederick Goldman, Inc. V. United Jersey Bank and National Westminster Bank New Jersey, United States District Court for the Southern District of New York, Civil Action No, 94-8256 (LAP), filed March 21, 1994; Towers Financial Corporation v. United Jersey Bank, United States District Court for the District of New Jersey, Civil Action No.92-3175
(WGB), filed June 2, 1992, removed to federal court September 2, 1992; New York City Transit Authority V. United Jersey Bank and National Westminster Bank New Jersey, United States District Court for the Southern District of New York, Civil Action No.95-3685 (LAP), filed May 19, 1995; and Copytone, Inc. on behalf of itself and others similarly situated v. United Jersey Bank, National Westminster Bank New Jersey and John Does I through 20, United States District Court for the Southern District of New York, Civil Action No. 95-8217 (LAP), filed November 1995.

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

     After Payroll filed a petition in bankruptcy, a trustee (the "Trustee") was appointed by the court. In his Preference Action, the Trustee alleges that the Account received incoming wire transfers of at least $17,013,537.54 within the 90 days prior to the filing of bankruptcy by Payroll, that these wire transfers were used by the Bank to reduce its losses on the check kiting scheme, and that these monies are recoverable by the Trustee as preferences under the Bankruptcy Code. The Bank successfully moved to withdraw the reference to the United States District Court for the Southern District of New York. The Bank and the Trustee then cross-moved for summary judgment and, on October 11, 1996, the court denied both motions. Since that time, the parties have concluded fact discovery and the expert discovery is scheduled to be concluded during the first quarter of 1999.

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


3. Daniel Iverson, Lawrence Cohen and Terri Cohen, on behalf of themselves and all others similarly situated v. Collective Bank, a federally chartered savings bank organized under the laws of the United States of America (improperly named as Collective Bancorp, Inc., a Delaware corporation), on behalf of itself and all others similarly situated. Superior Court of New Jersey, Atlantic County, Docket No. ATL-L-2578-95, filed on July 26, 1995.

     In their complaint against Collective Bank (now Summit Bank, a subsidiary of registrant), plaintiffs contend that, under the New Jersey Mortgage Financing Law, a lender may not charge an attorney review fee to a borrower in connection with a residential mortgage transaction. They contend that Collective's so doing was a violation of that law and of the New Jersey Consumer Fraud Act. The measure of damages sought is the total amount of review fees paid by members of the putative (but as yet uncertified) class. Plaintiffs also seek treble damages under the Consumer Fraud Act.

     On October 2, 1997, the court entered an order granting partial summary judgment in favor of plaintiffs. On October 17, 1997, the Bank filed a notice of motion for leave to appeal to the Appellate Division of the Superior Court of New Jersey. This motion was granted and the Iverson matter was consolidated with two other pending appeals (in which other institutional lenders are the defendants) relating to the same or similar issues. On July 9, 1998, the Appellate Division reversed the trial court's decision and held that a bank may charge an attorney review fee in connection with a residential mortgage loan. The Appellate Division agreed with the trial court in declining to find that the New Jersey statute is preempted by federal law.

     On August 19, 1998, plaintiffs filed a notice of motion for leave to appeal nunc pro tunc, along with a notice of motion for leave to appeal. The court granted plaintiffs' nunc pro tunc motion (which was not opposed by the Bank) on October 9, 1998. On November 19, 1998, the New Jersey Supreme Court granted plaintiffs' motion for leave to appeal. On November 30, 1998, Collective filed a notice of motion for leave to cross-appeal that portion of the Appellate Division's ruling concerning federal preemption. The New Jersey Supreme Court has not yet ruled on Collective's motion.


Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Executive Officers of the Registrant.

The following data is supplied as of March 9, 1999:

                                                Title (All positions and offices presently held with
            Name                  Age                Registrant) and year appointed to office(s)
------------------------------------------------------------------------------------------------------------
T. Joseph Semrod                   62     Chairman of the Board and Chief Executive Officer (1981)
Robert G. Cox                      58     President (1996)
John G. Collins                    62     Vice Chairman (1986)
Sabry J. Mackoul                   58     Senior Executive Vice President/ Commercial Banking (1998)
William J. Wolverton               55     Senior Executive Vice President/ Retail Banking (1998)
Larry L. Betsinger                 61     Executive Vice President/Corporate Information Services (1990)
Alfred M. D'Augusta                57     Executive Vice President/Human Resources (1988)
John R. Feeney                     49     Executive Vice President/Asset Liability Management (1996)
William J. Healy                   54     Executive Vice President/Finance (1988), Chief Financial Officer
                                          (1999), Treasurer (1999) and Assistant Secretary (1980)
Virginia Ibarra                    66     Executive Vice President/Diversity (1997)
Dorinda Jenkins                    41     Executive Vice President/Marketing (1997)
Joseph A. Micali, Jr.              43     Executive Vice President/Bank Operations Support (1997)
Richard F. Ober, Jr.               55     Executive Vice President (1988), General Counsel (1975) and Secretary
                                          (1978)
Dennis Porterfield                 62     Executive Vice President/Bank Investments (1991) and
                                          Assistant Secretary (1975)
Alan N. Posencheg                  57     Executive Vice President/Corporate Operations and
                                          Information Services (1984)
George J. Soltys, Jr.              52     Executive Vice President/Corporate Planning (1996)
Timothy S. Tracey                  46     Executive Vice President/Credit and Risk Management (1998)
Edmund C. Weiss, Jr.               56     Executive Vice President (1990) and Auditor (1977)

     The term of each of the above officers is until the next organization meeting of the Board of Directors, which occurs immediately following the annual meeting of shareholders, and until a successor is appointed by the Board of Directors. Each officer may be removed at any time by the Board of Directors without cause. Management of Summit is not aware of any family relationship between any director or executive officer or person nominated or chosen to become a director or executive officer. All of the executive officers named above have been employed in executive positions by Summit, a subsidiary of Summit or a bank holding company merged into Summit for more than the last five years, except for Mr. Micali who joined the Company in 1997. From 1991 to 1997 Mr. Micali was employed as Senior Vice President (Operations and Systems) of First Union Corporation and a predecessor bank.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     See the Shareholders' Equity and Dividends section in the Financial Review on page 21 and Notes 2, 11 and 20 to the Consolidated Financial Statements on pages 43, 47 and 54, respectively, Unaudited Quarterly Financial Data on page 58, and Quarterly Common Stock Price and Dividend Information on page 21 of the 1998 Annual Report to Shareholders which information is incorporated by reference herein. At March 15, 1999, there were 27,477 record holders of Summit Common Stock.

     On October 30, 1998 the Company, through its wholly owned subsidiary Summit Bank, issued 383,333 shares of the Registrant's common stock to the shareholders of Spectrum Financial Group, Inc., a New Jersey corporation ("Spectrum") in exchange for all of the outstanding shares of Spectrum. The Registrant's common stock was issued without registration under the Securities Act of 1933 (the "Securities Act") in reliance upon the exemption from registration set forth in
Section 4(2) of the Securities Act. In making the sale, the Company relied on representations of the shareholders of Spectrum that they had such knowledge and experience as to make an informed investment decision.

Item 6. Selected Financial Data.

     See Summary of Selected Consolidated Financial Data on pages 56 and 57 of the 1998 Annual Report to Shareholders which information is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     See Financial Review on pages 17 through 34 of the 1998 Annual Report to Shareholders which information is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     See Financial Review-Asset/Liability Management on pages 30 and 31, and Notes 1, 18 and 19 to the Consolidated Financial Statements on pages 40 through 42, 52 and 53, respectively, of the 1998 Annual Report to Shareholders which information is incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data.

     See Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 36 through 55 and page 58 of the 1998 Annual Report to Shareholders which information is incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Certain information on Executive Officers of the Registrant is included in
Part I of this report. A definitive proxy statement, dated March 9, 1999 (the "Proxy Statement"), was filed with the Securities and Exchange Commission on March 9, 1999. Information required by Item 401 of Regulation S-K is provided at page 16 of this Annual Report on Form 10-K and in the Proxy Statement at pages 2-6 under the caption "Election of Directors", which is incorporated herein by reference. Information required by Item 405 of Regulation S-K is provided in the Proxy Statement at page 20 under the caption "Additional Information Regarding Directors and Officers - Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

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

                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a)       (1) Financial statements, Summit Bancorp. and Subsidiaries:

                                                                                                        Page*
                                                                                                        ----
                    Consolidated Balance Sheets - December 31, 1998 and 1997                             36
                    Consolidated Statements of Income - Three Years Ended December 31, 1998              37
                    Consolidated Statements of Cash Flows - Three Years Ended
                         December 31, 1998                                                               38
                    Consolidated Statements of Shareholders' Equity - Three Years Ended
                         December 31, 1998                                                               39
                    Notes to Consolidated Financial Statements                                           40
                    Management's Report and Independent Auditors' Report                                 35
                    Unaudited Quarterly Financial Data                                                   58

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

         (2) Other Exhibits (All references to Forms 8-K, 10-K, 10-Q, 8-A,
S-1, S-3, S-4, S-8 and other Forms provided for by the Securities Act of 1933, Securities Exchange Act of 1934 or the Trust Indenture Act of 1940 refer to Securities and Exchange Commission File No. 1-6451 of Summit Bancorp., unless otherwise specifically noted below. Specific exhibits are numbered in accordance with Item 601 of Regulation S-K):

         (3)   Articles of incorporation; By-Laws.

                  A. Restated Certificate of Incorporation of Summit Bancorp., as restated August 19, 1998 (incorporated by reference to Exhibit (3) A. on Form 10-Q for the quarter ended September 30, 1998).

                  B. By-Laws of Summit Bancorp., as restated October 18, 1995 (incorporated by reference to Exhibit (3)B. on Form 10-K for the year ended December 31, 1995).

         (4) Instruments defining the rights of security holders, including indentures.

                  A. (i) Rights Agreement, dated as of August 16, 1989, by and between Summit Bancorp. (under former name UJB Financial Corp.) and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A, filed August 28, 1989), and (ii) Notice to Rights Agent dated August 20, 1997 (incorporated by reference to Exhibit (3)(A)(i) on Form 10-Q for the quarter ended September 30, 1997).

                  B.  (deleted)

                  C.  (deleted)




*Refers to the respective page numbers of Summit Bancorp. 1998 Annual Report to Shareholders included as Exhibit 13. Such pages are incorporated herein by reference

                  D. Note Agreement, dated as of August 19, 1993, between Summit Bancorp. (under former name UJB Financial Corp.) and The Northwestern Mutual Life Insurance Company relating to $20,000,000 of 7.95% Senior Notes Due August 25, 2003 (incorporated by reference to Exhibit (4)D. on Form 10-Q for the quarter ended September 30, 1993).

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

                **C. (i) Summit Bancorp. 1993 Incentive Stock and Option Plan (incorporated by reference to Attachment A to the Proxy Statement of Registrant dated April 12, 1996),
                      (ii) Compensation Committee Regulations for the Grant and Exercise of Stock Options and Restricted Stock (adopted July 19, 1993) (incorporated by reference to Exhibit (10) C. (ii) on Form 10-Q for the quarter ended June 30, 1993), (iii) Compensation Committee Interpretation of Section 5 (e) (ii) (F) (incorporated by reference to Exhibit (10) C. (iii) on Form 10-Q for the quarter ended March 31, 1994), (iv) Compensation Committee Interpretation of Stock Incentive Plans adopted June 19, 1996 (incorporated by reference to Exhibit (10) C.(iv) on Form 10-Q for the quarter ended June 30, 1996), (v) Compensation Committee Consent adopted February 18, 1998 (incorporated by reference to Exhibit (10) C. (v) on Form 10-K for the year ended December 31, 1997) and (vi) Amendment dated April 17, 1998 to Summit Bancorp. 1993 Incentive Stock and Option Plan (incorporated by reference to Exhibit (10) C.(vi) on Form 10-Q for the quarter ended March 31, 1998).

                **D. (i) UJB Financial Corp. (former name of Summit Bancorp.) 1990 Stock Option Plan (incorporated by reference to Exhibit (10) to Registration Statement No. 33 -36209 on Form S-8, filed July 26, 1990), (ii)
                      Compensation Committee Regulations for the Grant and Exercise of Stock Options and Restricted Stock (adopted July 19, 1993) (incorporated by reference to Exhibit
                      (10) C. (ii) on Form 10-Q for the quarter end June 30,
                      1993), (iii) Compensation Committee Consent dated February 18, 1998 (Incorporated by reference to Exhibit
                      (10) C. (v) on Form 10-K for the year ended December 31, 1997), and (iv) Amendment dated April 17, 1998 to UJB Financial Corp. 1990 Stock Option Plan (incorporated by reference to Exhibit (10) C. (vi) on Form 10-Q for the quarter ended March 31, 1998).

                **E. Supplemental Executive Retirement Plan of The Summit Bancorporation (incorporated by reference to Exhibit
                      (10)E. on Form 8-K, dated April 11, 1996).

                **F.  Management Incentive Plan, effective January 1, 1999.

                **G. (i) Deferred Compensation Plan for Directors, as revised October 17, 1979, (incorporated by reference to Exhibit (10) G. (i) on Form 10-K for the year ended December 31, 1994), and (ii) Amendment adopted April 25, 1994 (incorporated by reference to Exhibit (10) G.
                      (ii) on Form 10-K for the year ended December 31,
                      1994).

                **H. (i) Agreement dated April 2, 1981 between Summit Bancorp. (under former name United Jersey Banks) and T. Joseph Semrod (incorporated by reference to Exhibit
                      (10) H. (i) on Form 10-K for the year ended December 31, 1994), with (ii) Amendment No. 1 dated May 5, 1981 (incorporated by reference to Exhibit (10) H.(ii) on Form 10-K for the year ended December 31, 1994), (iii) Amendment No. 2 dated December 15, 1982 (incorporated by reference to Exhibit (10) H. (iii) on Form 10-K for the year ended December 31, 1994), (iv) Amendment No. 3 dated August 20, 1986 (incorporated by reference to Exhibit (10) H. (iv) on Form 10-K for the year ended December 31, 1994) and (v) Amendment No. 4 dated January 20, 1999.

                **I. (i) Employment Agreement, dated March 1, 1996, between Summit Bancorp. and Robert G. Cox (incorporated by reference to Exhibit (10)I.(i) on Form 10-K for the year ended December 31, 1995), (ii) Agreement, dated as of September 1, 1995, between The Summit Bancorporation (predecessor corporation to Summit Bancorp.) and Robert
                      G. Cox assumed by Summit Bancorp. (incorporated by reference to Exhibit (10)I.(ii) on Form 10-K for the year ended December 31, 1995) and (iii) Amendment No. 1 dated March 1, 1999 to Employment Agreement dated March 1, 1996 between Summit Bancorp. and Robert G. Cox.

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

                **M. (i) Retirement Restoration Plan, adopted April 19, 1983 (incorporated by reference to Exhibit (10) M.(i) on Form 10-K for the year ended December 31, 1994), (ii) Supplemental Retirement Plan, adopted August 16, 1989 (incorporated by reference to Exhibit (10) M. (ii) on Form 10-K for the year ended December 31, 1994), (iii) Written Consent of UJB Financial Corp. (former name of Summit Bancorp.) Benefits Committee interpreting the Retirement Restoration Plan, adopted August 30, 1989 (incorporated by reference to Exhibit (10) M. (iii) on Form 10-K for the year ended December 31, 1994), (iv) Amendments to the Retirement Restoration Plan and Supplemental Retirement Plan adopted April 25, 1994 (incorporated by reference to Exhibit (10) M. (iv) on Form 10-K for the year ended December 31, 1994) and (v) Enhanced Retirement Income Plan effective, July 15, 1998.

               N.-O.                          (deleted)

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

               X.-DD.                         (deleted)

                **EE. (i) Form of Termination Agreement between Summit
                      Bancorp. and each of T. Joseph Semrod, Robert G. Cox, John G. Collins, Sabry J. Mackoul, William J. Wolverton, Larry L. Betsinger, Alfred M. D'Augusta, John R. Feeney, Peter D. Halstead, William J. Healy, Dorinda Jenkins, James S. Little, Stewart McClure, Jr., Joseph A. Micali, Jr., Richard F. Ober, Jr., Dennis Porterfield, Alan N. Posencheg, Timothy S. Tracey, Edmund C. Weiss (incorporated by reference to Exhibit
                      (10)EE(i) on Form 10-Q for the quarter ended March 31,
                      1998).

                **FF. (i) Summit Bancorp. Executive Severance Plan, as
                      amended through October 15, 1997 (incorporated by reference to Exhibit (10) FF (i) on Form 10-Q for the quarter ended March 31, 1998), and (ii) Summit Bancorp. Executive Severance Plan Participation Letter (incorporated by reference to Exhibit (10) FF
                      (ii) on Form 10-Q for the quarter ended June 30,
                      1998).

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

                **LL. (i) United Jersey Banks (former name of Summit
                      Bancorp.) 1987 Stock Option Plan, (incorporated by reference to Exhibit (10)LL.(i) on Form 10-K for the year ended December 31, 1996) with (ii) Amendment dated April 25, 1989, (incorporated by reference to Exhibit
                      (10) LL. (ii) on Form 10-K for the year ended December 31, 1994), (iii) amendment dated June 30, 1990, (iv) Compensation Committee Regulations for the Grant and Exercise of Stock Options and Restricted Stock (adopted July 19, 1993) (incorporated by reference to Exhibit
                      (10) C. (ii) on Form 10-Q for the quarter ended June 30, 1993), (v) Compensation Committee Consent dated February 18, 1998 (incorporated by reference to Exhibit
                      (10) C (v) on Form 10-Q for the quarter ended March 31,
                      1998) and (vi) Amendment dated April 17, 1998 to United Jersey Banks 1987 Stock Option Plan (incorporated by reference to Exhibit (10) C. (vi) on Form 10-Q for the quarter ended March 31, 1998).

                **MM. Converted Collective Bancorp, Inc. Stock Option Plan
                      of Summit Bancorp. (incorporated by reference to Exhibit (10) to Registration Statement No. 333-35075 on Form S-8, filed September 5, 1997).

                **NN. (i) Collective Federal Savings and Loan Association
                      Directors Deferred Compensation Plan, Amendment No. 1 effective January 1, 1989, Amendment No. 2 effective July 22, 1997 and Rabbi Trust Agreement under Collective Bancorp. Directors Deferred Compensation Plan dated as of July 15, 1997 (incorporated by reference to Exhibit (10)NN. on Form 10-K for the year ended December 31, 1997).



(13)     Portions of the Summit Bancorp 1998 Annual Report to Shareholders.

(21)     Subsidiaries of the registrant.

(23)     Consents of Experts and Counsel

                  A. Independent Auditors' Consent - KPMG LLP

(27)      Summit Bancorp. financial data schedule - December 31, 1998


** Management contract or compensatory plan or arrangement.

     None of the Exhibits listed above other than portions of the Summit Bancorp 1998 Annual Report to Shareholders are furnished herewith (other than certain copies filed with the Securities and Exchange Commission). Any of such Exhibits will be furnished to any requesting security holder upon payment of a fee of 15 cents per page. Contact Lori A. Wierzbinsky, Assistant Corporate Secretary, Summit Bancorp., P.O. Box 2066, Princeton, NJ 08543-2066 for a determination of the fee necessary to fulfill any request.

b)  Reports on Form 8-K.

    Current Report on Form 8-K dated November 6, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT BANCORP.

Dated: March 29, 1999                     By: /s/ William J. Healy
                                              ------------------------------
                                               William J. Healy
                                               Executive Vice President/Finance

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

                  Signatures                               Title                             Date
                  ----------                               -----                             ----
     /s/       T. JOSEPH SEMROD                  Chairman of the Board and              March 29, 1999
               ----------------              Director (Chief Executive Director)
               T. Joseph Semrod

     /s/         ROBERT G. COX                     President and Director               March 29, 1999
                 -------------
                 Robert G. Cox

     /s/        JOHN G. COLLINS                  Vice Chairman and Director             March 29,1999
                ---------------
                John G. Collins

     /s/       WILLIAM J. HEALY               Executive Vice President/Finance          March 29, 1999
               ----------------                (Principal Financial Officer)
               William J. Healy

     /s/        PAUL V. STAHLIN                  Senior Vice President and              March 29, 1999
                ---------------              Comptroller (Principal Accounting
                Paul V. Stahlin                           Officer)


     /s/      S. RODGERS BENJAMIN                         Director                      March 29, 1999
              -------------------
              S. Rodgers Benjamin

     /s/        ROBERT L. BOYLE                           Director                      March 29, 1999
                ---------------
                Robert L. Boyle

     /s/        JAMES C. BRADY                            Director                      March 29, 1999
                --------------
                James C. Brady

     /s/      T. J. DERMOT DUNPHY                         Director                      March 29, 1999
              -------------------
              T. J. Dermot Dunphy

     /s/     ANNE EVANS ESTABROOK                         Director                      March 29, 1999
             --------------------
             Anne Evans Estabrook

     /s/       ELINOR J. FERDON                           Director                      March 29, 1999
               ----------------
               Elinor J. Ferdon

     /s/      WILLIAM M. FREEMAN                          Director                      March 29, 1999
              ------------------
              William M. Freeman

     /s/      THOMAS H. HAMILTON                          Director                      March 29, 1999
              ------------------
              Thomas H. Hamilton


     /s/        FRED G. HARVEY                            Director                      March 29, 1999
                --------------
                Fred G. Harvey




     /s/       FRANCIS J. MERTZ                           Director                      March 29, 1999
               ----------------
               Francis J. Mertz

     /s/     GEORGE L. MILES, JR.                         Director                      March 29, 1999
             --------------------
             George L. Miles, Jr.

     /s/       WILLIAM R. MILLER                          Director                      March 29, 1999
               -----------------
               William R. Miller

     /s/      RAYMOND SILVERSTEIN                         Director                      March 29, 1999
              -------------------
              Raymond Silverstein

     /s/         ORIN R. SMITH                            Director                      March 29, 1999
                 -------------
                 Orin R. Smith

     /s/        JOSEPH M. TABAK                           Director                      March 29, 1999
                ---------------
                Joseph M. Tabak

     /s/       DOUGLAS G. WATSON                          Director                      March 29, 1999
               -----------------
               Douglas G. Watson

                                  Exhibit Index



Exhibit No.                Description
-----------                -----------

(10) F.                    Management Incentive Plan, effective January 1, 1999

(10) H. (v)                Amendment No 4 dated January 20, 1999 to Agreement
                           dated April 2, 1981 between Summit Bancorp. (under former name United Jersey Banks) and T. Joseph
                           Semrod

(10) I. (iii)              Amendment No 1 dated March 1, 1999 to Employment
                           Agreement dated March 1, 1996 between Summit
                           Bancorp. and Robert G. Cox

(10) M. (v)                Enhanced Retirement Income Plan, effective July 15,
                           1998

13 Portions of the Summit Bancorp. 1998 Annual Report to Shareholders

21                         Subsidiaries of the Registrant

23                         Independent Auditors Consent - KPMG LLP

27                         Summit Bancorp. financial data schedule-December
                           31, 1998