Form 10-Q
period 1999-03-31
SUMMIT BANCORP/NJ/
filed 1999-05-17
CIK 101320

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1999
                                            --------------
                               or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_________________

Comission File Number:                1-6451
                      --------------------------------------------
                         SUMMIT BANCORP.

(Exact name of registrant as specified in its charter)
 New Jersey                                  22-1903313
------------------------------------------------------------------
State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)           Identification No.)

301 Carnegie Center, P.O. Box 2066, Princeton, New Jersey 08543-2066
---------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                            (609) 987-3200
---------------------------------------------------------------------
        (Registrant's telephone number, including area code)
---------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           [X] Yes   [ ] No

      As of April 30, 1999 there were 171,254,033 shares of common stock,
                      $.80 par value, outstanding.



                           SUMMIT BANCORP
                             FORM 10-Q
                               INDEX

                                                                Page No.
                                                               --------
Part I	Financial Information

Item 1.	Financial Statements-unaudited

Consolidated Balance Sheets -
 March 31, 1999, December 31, 1998 and March 31, 1998................2

Consolidated Statements of Income -
 Three and Months Ended March 31, 1999 and 1998......................3

Consolidated Statements of Cash Flows -
 Three Months Ended March 31, 1999 and 1998..........................4

Consolidated Statements of Shareholders' Equity -
 Three Months Ended March 31, 1999 and 1998..........................5


Notes to Consolidated Financial Statements...........................6

Item 2.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations..........................8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21

Part II.	Other Information.

Item 1.	Legal Proceedings...........................................22

Item 2.	Changes in Securities and Use of Proceeds...................23

Item 3.	Defaults Upon Senior Securities.............................23

Item 4.	Submission of Matters to a Vote of Security Holders.........23

Item 5.	Other Information...........................................23

Item 6.	Exhibits and Reports on Form 8-K............................24

       	Signature...................................................25

	       Exhibit Index..............................................	26



                                 1

                                      Summit Bancorp and Subsidiaries
                                       Consolidated Balance Sheets
                                               Unaudited
                                             (In thousands)

                                                              March 31,    December 31,      March 31,
                                                                   1999            1998           1998
                                                             ----------      ----------     ----------
Assets
Cash and due from banks                                       1,000,977       1,129,859      1,242,254
Federal funds sold and securities
purchased under agreements to resell                             11,701          28,829        101,096
Interest-bearing deposits with banks                             27,407          26,360          6,852
Securities:
 Trading account securities                                      10,217          12,553         26,913
 Securities available for sale                                3,860,136       3,970,941      5,375,723
 Securities held to maturity                                  6,583,209       6,015,810      3,898,724
                                                             ----------      ----------     ----------
Total securities                                             10,453,562       9,999,304      9,301,360
Loans (net of unearned discount):
 Commercial                                                   7,227,814       7,156,574      6,440,091
 Commercial mortgage                                          2,922,418       2,888,597      2,809,233
 Residential mortgage                                         5,612,161       5,719,305      5,770,620
 Consumer                                                     5,391,314       5,362,101      4,251,983
                                                             ----------      ----------     ----------
   Total loans                                               21,153,707      21,126,577     19,271,927
                                                             ----------      ----------     ----------
Less: Allowance for loan losses                                 328,302         322,814        301,264
                                                             ----------      ----------     ----------
   Net loans                                                 20,825,405      20,803,763     18,970,663
                                                             ----------      ----------     ----------
Premises and equipment                                          299,961         270,843        244,406
Goodwill and other intangibles                                  323,060         295,461        183,897
Accrued interest receivable                                     196,223         195,708        179,685
Due from customers on acceptances                                21,499          18,089         16,511
Other assets                                                    317,582         333,098        307,966
                                                             ----------      ----------     ----------
Total Assets                                                 33,477,377      33,101,314     30,554,690
                                                             ==========      ==========     ==========

Liabilities and Shareholders' Equity
Deposits:
  Non-interest bearing demand deposits                        4,754,413       4,933,787      4,680,917
  Interest-bearing deposits:
    Savings and time deposits                                17,644,605      17,250,295     16,681,913
    Commercial certificates of
     deposit $100,000 and over                                  821,130         961,046        852,795
                                                             ----------      ----------     ----------
      Total deposits                                         23,220,148      23,145,128     22,215,625
Other borrowed funds                                          3,281,005       3,189,988      3,629,944
Accrued expenses and other liabilities                          423,632         358,542        324,949
Accrued interest payable                                         84,660          94,430         77,702
Bank acceptances outstanding                                     21,499          18,089         16,511
Long-term debt                                                3,734,392       3,572,710      1,588,592
                                                             ----------      ----------     ----------
Total liabilities                                            30,765,336      30,378,887     27,853,323
Shareholders' equity:
 Common stock par value $ .80:
  Authorized 390,000 shares                                     142,074         142,106        142,022
 Surplus                                                        971,955       1,013,393      1,010,444
 Retained earnings                                            1,794,863       1,728,135      1,531,659
 Employee stock ownership plan obligation                        (2,750)         (3,394)        (3,932)
 Accumulated other comprehensive
  income, net of tax                                              9,488          12,087         21,174
 Common stock held in treasury, at cost                        (203,589)       (169,900)            -
                                                             ----------      ----------     ----------
  Total shareholders' equity                                  2,712,041       2,722,427      2,701,367
                                                             ----------      ----------     ----------
Total Liabilities and Shareholders' Equity                   33,477,377      33,101,314     30,554,690
                                                             ==========      ==========     ==========
Common shares at period end:
Issued                                                          177,593         177,632        177,528
Treasury                                                          4,901           3,873            -
Outstanding                                                     172,692         173,759        177,528

See accompanying Notes to Consolidated Financial Statements.


                                                        2






                                      Summit Bancorp and Subsidiaries
                                     Consolidated Statements of Income
                                                Unaudited
                                   (In thousands, except per share data)


                                            Three Months Ended
                                                 March 31,
                                              1999            1998
Interest Income
Loans                                       403,667         380,309
Securities:
 Trading account securities                      82             554
 Securities available for sale               59,561          85,022
 Securities held to maturity                 96,540          62,606
                                           --------        --------
   Total securities                         156,183         148,182
Federal funds sold and securities
 purchased under agreements to resell           145             407
Deposits with banks                             450             431
                                           --------        --------
     Total interest income                  560,445         529,329
                                           --------        --------
Interest Expense
 Savings and time deposits                  151,402         156,868
 Commercial certificates of
  deposit $100,000 and over                  11,575          12,257
 Borrowed funds, including long-term debt    92,124          71,046
                                           --------        --------
  Total interest expense                    255,101         240,171
                                           --------        --------
   Net interest income                      305,344         289,158
 Provision for loan losses                   16,500          15,000
   Net interest income after
                                           --------        --------
    provision for loan losses               288,844         274,158
                                           --------        --------
Non-Interest Income
 Service charges on deposit accounts         30,076          30,284
 Service and loan fee income                 15,624          12,914
 Trust income                                11,926          10,227
 Retail investment and insurance fees        18,028          11,664
 Securities gains                               217           1,426
 Other                                       22,286          13,005
                                           --------        --------
  Total non-interest income                  98,157          79,520
                                           --------        --------
Non-Interest Expenses
 Salaries                                    80,326          76,493
 Pension and other employee benefits         30,017          26,618
 Furniture and equipment                     22,451          20,367
 Occupancy, net                              19,835          18,500
 Communications                               9,618           9,532
 Advertising and public relations             5,528           5,923
 Amoritization of goodwill
  and other intangibles                       5,871           4,723
 Other                                       31,791          29,497
                                           --------        --------
  Total non-interest expenses               205,437         191,653
                                           --------        --------
Net Income before taxes                     181,564         162,025
 Federal and state income taxes              62,823          49,608
                                           --------        --------
Net Income                                  118,741         112,417
                                           ========        ========
Net Income per Common Share:
  Basic                                        0.68            0.64
  Diluted                                      0.68            0.63

Average Common Shares Outstanding:
  Basic                                     173,794         176,933
  Diluted                                   175,458         179,251



See accompanying Notes to Consolidated Financial Statements.



                                                        3


                            Summit Bancorp and Subsidiaries
                         Consolidated Statements of Cash Flows
                                       Unaudited
                                     (In thousands)


                                                                                                    Three Months Ended
                                                                                                       March 31,
Operating activities                                                                            1999               1998
   Net income                                                                             $    118,741        $  112,417
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses and other real estate owned                                    16,500            15,120
       Depreciation, amortization and accretion, net                                            16,806            17,811
       Gains on sales of securities                                                               (217)           (1,426)
       Gains on sales of mortgages held for sale                                                (6,553)           (2,315)
       Gains on the sales of other real estate owned                                              (458)           (1,949)
       Proceeds from the sales of other real estate owned                                        1,015             6,445
       Proceeds from the sales of mortgages held for sale                                      273,407           143,703
       Originations of mortgages held for sale                                                (275,731)         (198,210)
       Net decrease in trading account securities                                                2,336             8,303
       Net change in other accrued and deferred income and expense                              46,946            30,697
         Net cash provided by operating activities                                             192,792           130,596
Investing activities
   Purchases of securities held to maturity                                                 (1,247,707)         (266,619)
   Purchases of investment securities available for sale                                      (717,850)         (952,693)
   Proceeds from maturities of securities held to maturity                                     686,463           510,588
   Proceeds from maturities of securities available for sale                                   639,319           483,576
   Proceeds from the sales of securities available for sale                                    231,937           184,266
   Net decrease (increase) in Federal funds sold, securities purchased under
     agreements to resell and interest bearing deposits with banks                              21,281           (89,416)
   Net decrease (increase) in loans                                                             66,756          (338,957)
   Purchases of premises and equipment, net                                                    (25,588)          (12,214)
         Net cash used in investing activities                                                (345,389)         (481,469)
 Financing activities
   Net decrease in deposits                                                                    (78,870)         (113,811)
   Net increase in short-term borrowings                                                        91,017           231,991
   Principal payments on long-term debt                                                        (23,630)         (164,487)
   Proceeds from the issuance of long-term debt                                                185,260           506,535
   Dividends paid                                                                              (52,967)          (47,709)
   Purchase of common stock                                                                   (106,384)                    -
   Proceeds from issuance of common stock under stock option plans                               2,793             7,490
         Net cash provided by financing activities                                              17,219           420,009
(Decrease) increase in cash and due from banks                                                (135,378)           69,136
Beginning cash balance of acquired entities                                                      6,496                 -
Cash and due from banks at beginning of period                                               1,129,859         1,173,118
Cash and due from banks at end of period                                                  $  1,000,977        $1,242,254


Supplemental disclosure of cash flow information
Cash paid:
     Interest payments                                                                    $    264,871        $  234,071
     Income tax payments                                                                             4,875               915
Noncash investing activities:
    Net transfer of loans to other real estate owned                                             4,921             1,711



See accompanying Notes to Consolidated Financial Statements





                                           4




Summit Bancorp and Subsidiaries
Consolidated Statements of Shareholders' Equity
Unaudited
(In thousands)
                                                                                        Accum. Other                   Total
                                         Common                   Retained       ESOP   Comprehensive  Treasury  Shareholders'
                                         Stock         Surplus    Earnings  Obligation    Income          Stock       Equity
                                         ----------  ---------  ----------    ---------  ----------   ---------   ----------
Balance, December 31, 1997               $141,272     $987,281  $1,467,193    $(4,201)    $20,875    $        -   $2,612,420
Comprehensive income:
Net income                                      -            -     112,417          -           -             -      112,417
Unrealized holding gain on securities arising
 during the period (net of tax of $660)         -            -           -          -       1,226             -
Less: Reclassification adjustment for gains
 included in net income (net of tax of $499)    -            -           -          -         927             -
                                                                                       ----------
Net unrealized holding gains on securities
 arising during the period (net of tax of $161) -            -           -          -         299             -         299
                                                                                                                 ----------
Total comprehensive income                                                                                          112,716
Cash dividend declared on common stock          -            -     (47,951)         -           -             -     (47,951)
Employee stock plans (938 shares)             750       23,163           -          -           -             -      23,913
ESOP debt repayment                             -            -           -        269           -             -         269
                                       ----------   ----------  ----------   ---------  ---------    ----------  ----------
Balance, March 31, 1998                  $142,022   $1,010,444  $1,531,659    $(3,932)    $21,174    $       -   $2,701,367
                                       ==========   ==========  ==========   =========  =========    ==========  ==========




Balance, December 31, 1998               $142,106   $1,013,393   $1,728,135   $(3,394)    $12,087    $(169,900)  $2,722,427
Comprehensive income:
Net income                                      -            -      118,741         -           -            -      118,741
Unrealized holding (loss) on securities arising
 during the period (net of tax of $1,324)       -            -            -         -      (2,458)           -
Less: Reclassification adjustment for gains
 included in net income (net of tax of $76)     -            -            -         -         141            -
                                                                                           -------               ----------
Net unrealized holding losses on securities
 arising during the period (net of tax of $1,399)-           -            -         -      (2,599)           -       (2,599)
                                                                                                                 ----------
Total comprehensive income                                                                                             116,142
Cash dividend declared on common stock          -            -      (52,013)        -           -            -      (52,013)
Employee stock plans (545 shares)             (32)     (43,005)           -         -           -       25,616      (17,421)
Treasury shares issued
  for acquisitions (1,131 shares)               -        1,567            -         -           -       47,079       48,646
Purchase of common stock (2,743 shares)         -            -            -         -           -     (106,384)    (106,384)
ESOP debt repayment                             -            -            -       644           -             -         644
                                       ----------   ----------   ----------  ---------  ---------    ----------  ----------
Balance, March 31, 1999                  $142,074     $971,955   $1,794,863   $(2,750)     $9,488    $(203,589)  $2,712,041
                                       ==========   ==========   ==========  =========  =========    ==========  ==========

See accompanying Notes to Consolidated Financial Statements.


















Summit Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.) Basis of Presentation

The accompanying financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated financial position of Summit Bancorp and subsidiaries (Summit Bancorp or the Company), the consolidated results of operations, changes in cash flows and changes in shareholders' equity. All significant intercompany accounts and transactions have been eliminated in consolidation. In all material respects, the financial statements presented comply with the current reporting requirements of supervisory authorities. Certain prior period amounts have been reclassified to conform to the financial statement presentation of 1999. For additional information and disclosures required under generally accepted accounting principles, reference is made to Summit Bancorp's 1998 Annual Report on Form 10-K.

2.) Acquisitions

On August 31, 1998, Summit Bancorp acquired W.M. Ross and Company, Inc., one of the largest privately held property and casualty insurance brokerage firms in New Jersey. The acquisition was accounted for as a purchase, with the issuance of 280 thousand shares of treasury stock.

On October 30, 1998, Summit Bancorp acquired Spectrum Financial Group, Inc., an employee benefits brokerage operation. Its operations are conducted through its wholly owned subsidiary known by its registered alternative name, Madison Consulting Group. The acquisition was accounted for as a purchase, with the issuance of 383 thousand shares of treasury stock.

On November 21, 1998, Summit Bancorp completed the acquisition of NSS Bancorp Inc. NSS Bancorp was headquartered in Norwalk, Connecticut and operated eight branches with $655 million in assets. This acquisition was accounted for as a purchase, with the issuance of 3.0 million shares of treasury stock.

On March 31, 1999, Summit Bancorp completed the acquisition of New Canaan Bank and Trust Company. New Canaan Bank and Trust Company was headquartered in New Canaan, Connecticut and operated four branches with $182 million in assets. This acquisition was accounted for as a purchase, with the issuance of 1.1 million shares of treasury stock. The cost in excess of the fair value of net assets acquired resulted in goodwill of $35.1 million.

On February 18, 1999, Summit Bancorp announced that it had entered into a definitive merger agreement to acquire Prime Bancorp. Prime Bancorp is a commercial bank with approximately $1.0 billion in assets and 27 branches located in the greater Philadelphia region. The acquisition, which will be accounted for as a purchase, is expected to be completed in the third quarter of 1999, subject to normal regulatory and Prime Bancorp shareholder approvals. Summit Bancorp expects to repurchase from time to time in the open market outstanding Summit Bancorp shares in a number equal to the approximate amount of common shares to be issued in the acquisition, or reissue treasury shares. The number of common shares to be repurchased or reissued will depend on market conditions and other factors. Pursuant to the terms of the Merger Agreement, if the merger is approved and completed, upon the effective date of the merger, shareholders of Prime will be entitled to receive 0.675 of a share of Summit common stock in exchange for each share of Prime common stock owned.

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

In thousands, except per share data


Three months ended March 31,





                                     					     1999        1998
---------------------------------------------------------------
Net Income				                             $118,741 	  $112,417

Basic weighted-average
 common shares outstanding	                 173,794	    176,933
Plus: Common stock equivalents                1,664  	    2,318
                                            -------------------
Diluted weighted-average
 common shares outstanding	                 175,458	    179,251
                                            -------------------
Net income per common share:
Basic					                                 $   0.68	   $   0.64
Diluted				                                    0.68        0.63
---------------------------------------------------------------


4.) Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards "SFAS" No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of the Company.


5.) Subsequent Events

On April 14, 1999, Summit Bancorp's Board of Directors approved a 10.0 percent increase in the quarterly cash dividend on Summit Bancorp's common stock from $0.30 to $0.33 per common share. The second quarter dividend is payable on August 2, 1999, to shareholders of record July 8, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Summit Bancorp is a bank holding company headquartered in Princeton, New Jersey. Summit Bancorp owns three bank subsidiaries and several active non-bank subsidiaries. Summit Bancorp's bank subsidiaries provide a broad range of retail, insurance, commercial and private banking services as well as trust and investment services to individuals, businesses, not-for-profit organizations, government entities and other financial institutions. These services are provided through an extensive branch network, including supermarket branches and private banking facilities, as well as through automated teller machines, personal computers and the internet.

FINANCIAL CONDITION

Total assets at March 31, 1999, were $33.5 billion, an increase of $376.1 million, or 1.1 percent, from year-end 1998. The growth came most notably from the held to maturity securities portfolio and was generally funded with savings and time deposits. The purchase of New Canaan Bank and Trust Company added $208.5 million to total assets.

Securities held to maturity at March 31, 1999, were $6.6 billion and were mainly comprised of $4.4 billion of U.S. Government and Federal agency securities, $2.1 billion of other securities, predominately corporate collateralized mortgage obligations ("CMOs"), and $138.6 million of state and political subdivision securities. These securities increased $567.4 million or 9.4 percent from year-end 1998, primarily as cash flows were invested in securities held to maturity. For the three months of 1999, $1.3 billion of held to maturity securities were purchased, partially offset by principal repayments and maturities of $686.5 million.
At March 31, 1999, and December 31, 1998, net unrealized gains (losses) on securities held to maturity amounted to $(5.1) million and $15.0 million, respectively.

At March 31, 1999, securities available for sale amounted to $3.9 billion and were predominately comprised of U.S. Government and Federal agency securities. These securities decreased $110.8 million, or
2.8 percent, from year-end 1998. The decrease resulted from $639.3 million in maturities and principal repayments and $231.9 million in sales, partially offset by $717.9 million in purchases.

At March 31, 1999, total loans amounted to $21.2 billion, comparable to the balance sheet at year-end 1998. Increases in commercial loans of $71.2 million, commercial mortgages of $33.8 million and consumer loans of $29.2 million were significantly offset by the $107.1 million decrease in residential mortgages, as a result of sales and prepayments. The increase in the consumer loan portfolio can generally be attributed to purchases of home equity loans offset by a sale of the $33.0 million credit card portfolio. The increase in commercial loans was primarily related to growth in asset-based lending and commercial media. Mortgage loans held for sale amounted to $145.4 million, $183.3 million and $112.7 million for the periods ended March 31, 1999, December 31, 1998, and March 31, 1998, respectively.

Total deposits were $23.2 billion at March 31, 1999, an increase of $75.0 million, or 0.3 percent, from December 31, 1998. Savings and time deposits at $17.6 billion, increased $394.3 million, or 2.3 percent, from December 31, 1998. Partially offsetting this increase was a decrease in commercial certificates of deposit $100,000 and over, which were down $139.9 million, or 14.6 percent, compared to December 31, 1998. Also decreasing were demand deposits, which decreased $179.4 million, or 3.6 percent, from year-end 1998 to $4.8 billion. The decrease in demand deposits came mainly from business and personal accounts.

Other borrowed funds at March 31, 1999, increased $ 91.0 million, or
2.9 percent, from December 31, 1998, to $3.3 billion. The increase in other borrowed funds can be attributed to increases in short-term Federal Home Loan Bank advances and Federal funds purchased, partially offset by a decrease in short-term repurchase agreements. Long-term debt at March 31, 1999, increased $161.7 million, or 4.5 percent, from December 31, 1998, to $3.7 billion. The increase in long-term debt was principally the result of the increase in repurchase agreements of $100.0 million and an increase of $62.8 million in long term
Federal Home Loan Bank Notes. Included in long-term debt at each of the periods presented are $150.0 million of 8.40 percent pass-through securities qualifying as Tier I Capital. The increases in other borrowed funds and long-term debt were generally used to fund the growth in the investment and loan portfolios.

Total shareholders' equity at March 31, 1999, was $2.7 billion, generally unchanged from December 31, 1998. Net income for the period was offset by the purchase of treasury stock and common stock dividends. Treasury stock at March 31, 1999, amounted to $203.6 million and was comprised of 4.9 million shares. These shares will be used in conjunction with the announced acquisition of Prime Bancorp, employee benefit plans, and general corporate purposes. Included in shareholders' equity at March 31, 1999, was accumulated other comprehensive income, net of tax, amounting to $9.5 million, compared to $12.1 million at year-end 1998. Accumulated other comprehensive income is comprised principally of unrealized gains on securities available for sale.

The Company's capital ratios for March 31, 1999, compared to select prior periods and regulatory requirements, are shown in the following table. The Company's bank subsidiaries met the well-capitalized requirements for each of the periods presented. The decreases in the ratios at March 31, 1999, were principally attributable to treasury stock purchases and asset growth.

                                           											      Minimum
				                       	Mar. 31,  	Dec. 31,  	Mar. 31,	 Require	    Well
Selected Capital Ratios:      	1999		     1998		     1998		 Capital  Capitalized

Equity to assets			            8.10		     8.22		     8.84        -        -
Leverage ratio		              	7.67	     	8.00	     	8.88	    	3.00	     5.00
Tier I Capital		             	10.48	    	10.86	    	12.63	    	4.00      6.00
Total risk-based capital     	12.33	    	12.72		    14.78    		8.00     10.00


Non-Performing Assets

Non-performing assets include non-performing loans and other real estate owned (OREO) and is shown in the following table as of the dates indicated.

Non-performing assets               Mar 31    Dec 31    Mar 31
(in thousands)                      1999      1998      1998
Non-performing loans(1)
 Commercial and industrial          51,731    55,245    39,934
 Commercial mortgage                36,435    26,446    32,552
 Construction and development        1,899     5,046     3,397
                                  ----------------------------
Non-performing loans                90,065    86,737    87,212
OREO,net                             7,137     2,829    11,329
                                  ----------------------------
Non-performing assets               97,202    89,566    87,212
                                  ----------------------------
Non-performing loans to total loans    .43%      .41%      .39%
Non-performing assets to
 total loans and OREO                  .46%      .42%      .45%
(1) Loans, not included above, past due 90 days or more amounted to $39.0 million, $45.3 million and $58.5 million at March 31, 1999, December 31, 1998, and March 31, 1998, respectively. These loans are primarily residential mortgage and consumer loans which are well secured and in the process of collection.

The average balances of non-performing loans amounted to $83.8 million, $81.9 million and $81.4 million, for the three months ended March 31, 1999, December 31, 1998, and March 31, 1998, respectively. Interest income received on non-performing loans amounted to $1.0 million for the three months ended March 31, 1999, compared to $2.0 million for the three months ended December 31, 1998 and $0.6 million for the three months ended March 31, 1998.

Allowance for Loan Losses

A standardized process has been established to assess the adequacy of the allowance for loan losses and to identify the risks inherent in the loan portfolio. This process incorporates credit reviews and gives consideration to areas of exposure such as concentrations of credit, economic and industry conditions, trends in delinquencies and collections, collateral coverage, and the composition of the performing and non-performing loan portfolios. The allowance for loan losses is maintained at a level that management believes to be adequate to absorb anticipated loan losses. The unallocated portion of the allowance for loan losses, in excess of specific and general reserves, was $163.3 million at March 31, 1999, compared to $164.5 million at December 31, 1998. The unallocated allowance is for latent losses that existed at the balance sheet date that are not incorporated in the reserve assessment process. The unallocated portion of the loan loss allowance is therefore necessary to maintain the overall allowance at a level that is adequate to absorb estimated credit losses inherent in the total loan portfolio. The 1999 provision for loan losses has increased over the prior year primarily as a result of increased levels of non-performing loans and increased loan volume.

Transactions in the allowance for loan losses, by loan category, for the three month periods ended March 31, 1999, and 1998 and selected loan quality ratios for the dates indicated are shown in the following tables:

Allowance for Loan Losses                         Three months ended
(in thousands)                                      March 31,
                                              1999            1998
Balance, Beginning of period               322,814         296,494
Acquisition adjustments                      2,140               -
Provision for loan losses                   16,500          15,000
                                       ---------------------------
                                           341,454         311,494
                                       ---------------------------
Loans charged off
 Commercial and industrial                   8,131           8,666
 Construction and development                   13             356
 Commercial mortgage                         1,202             260
 Residential mortgage                        2,626             319
 Consumer                                    7,987           9,332
                                       ---------------------------
 Total loans charged off                    19,959          18,933
                                       ---------------------------
Recoveries
 Commercial and industrial                   3,517           4,649
 Construction and development                  395           1,798
 Commercial mortgage                           548             287
 Residential mortgage                          319             274
 Consumer                                    2,028           1,695
                                        --------------------------
  Total recoveries                           6,807           8,703
                                       ---------------------------
Net charg offs                              13,152          10,230
                                       ---------------------------
Balance, end of period                     328,302         301,264
                                       ===========================

                                       Mar. 31,  Dec. 31,  Mar. 31,
                                       1999      1998      1998

Net charge offs to average loans:
Quarter to date                        0.25%     0.23%     0.22%
Allowance to loan losses to:
Total loans                            1.55      1.53      1.56
Non-performing loans                 364.52    372.18    397.01
Non-performing assets                337.75    360.42    345.44






                                              Summit Bancorp and Subsidiaries
                               Consolidated Average Balance Sheets with Resultant Interest and Rates
                                                          Unaudited
                                            (Tax-equivalent basis, dollars in thousands)


                                                                                   Three Months Ended
                                                      March 31, 1999                            March 31, 1998
                                              ----------------------------------------------------------------
                                               Balance         Interest      Rate        Balance        Interest     Rate
ASSETS                                        -----------      --------     -----       -----------     --------     -----
Interest-earning assets:
  Federal funds sold and securities
    purchased under agreements to resell         $10,648          $145      5.52 %$         29,187 $        407      5.66 %
  Interest-bearing deposits with banks            33,737           450      5.41            27,065          431      6.46
  Securities:
    Trading account securities                     9,969           103      4.19            33,123          582      7.13
    Securities available for sale              3,956,908        59,951      6.06         5,365,951       85,643      6.38
    Securities held to maturity                6,226,526        97,587      6.27         3,969,789       63,911      6.44
                                             -----------      --------     -----       -----------     --------     -----
      Total securities                        10,193,403       157,641      6.19         9,368,863      150,136      6.41
                                             -----------      --------     -----       -----------     --------     -----
  Loans, net of unearned discount:
    Commercial                                 7,157,347       137,063      7.77         6,196,306      128,546      8.41
    Commercial mortgage                        2,874,357        57,513      8.00         2,769,941       59,136      8.54
    Residential mortgage                       5,717,998       101,847      7.12         5,722,445      104,786      7.32
    Consumer                                   5,417,311       108,672      8.14         4,268,694       89,067      8.46
                                             -----------      --------     -----       -----------     --------     -----
      Total loans                             21,167,013       405,095      7.76        18,957,386      381,535      8.16
                                             -----------      --------     -----       -----------     --------     -----
      Total interest-earning assets           31,404,801       563,331      7.27        28,382,501      532,509      7.61
                                             -----------      --------     -----       -----------     --------     -----
Non-interest earning assets:
  Cash and due from banks                        955,002                                 1,029,500
  Allowance for loan losses                     (325,323)                                 (302,071)
  Other assets                                 1,123,019                                   946,746
                                             -----------                               -----------
      Total non-interest earning assets        1,752,698                                 1,674,175
                                             -----------                               -----------
Total Assets                                $ 33,157,499                          $     30,056,676
                                             ===========                               ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Savings deposits                          $ 10,067,539        61,889      2.49 %$      9,538,374       61,552      2.62 %
  Time deposits                                7,123,211        89,513      5.10         7,257,262       95,316      5.33
  Commercial certificates of
    deposit $100,000 and over                    975,331        11,575      4.81           917,949       12,257      5.42
                                             -----------      --------     -----       -----------     --------     -----
      Total interest-bearing deposits         18,166,081       162,977      3.64        17,713,585      169,125      3.87
                                             -----------      --------     -----       -----------     --------     -----
Other borrowed funds                           3,411,876        41,487      4.93         3,485,830       46,788      5.44
Long-term debt                                 3,684,708        50,637      5.50         1,517,256       24,258      6.40
                                             -----------      --------     -----       -----------     --------     -----
      Total interest-bearing liabilities      25,262,665       255,101      4.10        22,716,671      240,171      4.29
                                             -----------      --------     -----       -----------     --------     -----
Non-interest bearing liabilities:
  Demand deposits                              4,685,198                                 4,292,821
  Other liabilities                              478,000                                   373,417
                                             -----------                               -----------
      Total non-interest bearing liabilities   5,163,198                                 4,666,238
  Shareholders' equity                         2,731,636                                 2,673,767
                                             -----------                               -----------
Total Liabilities and Shareholders' Equity  $ 33,157,499                          $     30,056,676
                                             ===========                               ===========

Net interest spread                                            308,230      3.17 %                      292,338      3.32 %
Tax-equivalent basis adjustment                                 (2,886)   ======                         (3,180)   ======
                                                              --------                                 --------
Net interest income                                         $  305,344                             $    289,158
                                                              ========                                 ========
Net interest margin                                                         3.98 %                                   4.18 %
                                                                           ======                                   ======








                            11

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 1999, was $118.7 million, or $.68 per basic share, compared to $112.4 million, or $.64 per basic share, for the first quarter of 1998. On a diluted per share basis, net income for the three months ended March 31, 1999, was $.68 per diluted share compared to $.63 for the same period in 1998.


The following are key performance indicators for the three month periods ended March 31, 1999 and 1998.

(in thousands)                         						Three months ended
								                                         	March 31,
							                                    	 1999        		1998
Net income						                        $ 118,741   		$ 112,417

Net income per share
Basic							                               	$0.68        	$0.64
Diluted					                               		0.68          0.63
Return on:
Average assets                         						1.45%       		1.52%
Average equity						                        17.63       		17.05
Efficiency ratio					                      	50.55		       51.90

Net Interest Income

Interest income on a tax-equivalent basis was $563.3 million for the three months ended March 31, 1999, an increase of $30.8 million, or
5.8 percent, compared to a year ago. Interest-earning assets averaged $31.4 billion, an increase of $3.0 billion, or 10.7 percent, compared to the prior year period. The increase in interest-earning assets contributed $57.3 million to the increase in tax-equivalent interest income, partially offset by a decline of $26.5 million due to the reduction in the yield. The rate earned on interest-earning assets decreased 34 basis points to 7.27 percent in the 1999 period. The decrease was generally the result of a lower interest rate environment as compared to last year.

Interest expense increased $14.9 million, or 6.2 percent, for the three months ended March 31, 1999, compared to the same period in 1998. The
$2.5 billion growth in the average balance of interest-bearing liabilities to $25.3 billion in the 1999 period contributed $31.7 million to the increase in interest expense. This increase was partially offset by a decrease of $16.8 million in interest expense resulting from a decline in rates paid on interest-bearing liabilities.

Net interest income on a tax-equivalent basis was $308.2 million for the three months ended March 31, 1999, an increase of $15.9 million, or 5.4 percent, compared to the same period in 1998. The net interest spread percentage on a tax-equivalent basis (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) was 3.17 percent for the three months ended March 31, 1999, compared to 3.32 percent for the prior year period. Net interest income on a tax-equivalent basis as a percentage of average interest-earning assets was 3.98 percent for the three months ended March 1999, compared to 4.18 percent during the same period in 1998. The decline in net interest spread and net interest margin can be attributed primarily a lower interest rate environment, the purchase of treasury stock, and the change in the mix of funding as long-term debt and other borrowed funds were used to fund asset growth.


The rate/volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates over the periods. Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values.


Rate/Volume Table
                                             								March 1999 vs. March 1998
							                                             	Due to Change in:
(Tax-equivalent basis, in millions)		           	Volume	    Rate		       Total
Interest Income
Loans
Commercial		                                 					$18.8   	$(10.3)       	$8.5
Commercial mortgage					                            2.2	    	(3.8)	      	(1.6)
Residential mortgage				                          	(0.1)     (2.9)        (3.0)
Consumer					                                    		23.1      (3.5)        19.6
                                                  ----------------------------
 Total Loans                                       44.0     (20.5)        23.5
Securities HTM                                     35.4      (1.7)        33.7
Securities AFS                                    (21.6)     (4.1)       (25.7)
Other interest-earning assets                      (0.5)     (0.2)        (0.7)
                                                  ----------------------------
Total Interest Earning Assets                      57.3     (26.5)        30.8
                                                  ----------------------------
Interest Expense
  Deposits
    Savings Deposits                                3.4      (3.1)         0.3
    Time Deposits                                  (1.7)     (4.1)        (5.8)
    Commercial CD's > $100M                         0.7      (1.4)        (0.7)
                                                  -----------------------------
    Total Time Deposits                             2.4      (8.6)        (6.2)
    Other interest-bearing liabilities             (1.0)     (4.3)        (5.3)
    Long-term debt                                 30.3      (3.9)        26.4
                                                  -----------------------------
       Total interest expense                      31.7     (16.8)        14.9
                                                  ----------------------------
Net interest income-fully taxable equivalent      $25.6     $(9.7)       $15.9
                                                  ----------------------------

Non-Interest Income

Non-interest income categories for the three month periods ended
March 31, 1999 and 1998 are shown in the following table:


(in millions)			                               	Three months ended March 31
                                                                    Percent
                                                1999		    1998	     Change
Service charges on deposit accounts		        $  30.1   $  30.3       (0.7)%
Service and loan fee income		                  	15.6	     12.9       21.0
Trust income				                               	11.9	    	10.2		     16.6
Retail investment and insurance fees	           18.0    		11.7	     	54.6
Other						                                    	22.4    		13.0	     	71.4
                                               ---------------------------
Total non-interest operating income		           98.0    		78.1	     	25.4
                                               ---------------------------
Securities gains				                            	0.2     		1.4    		(84.8)
                                               ---------------------------
Total non-interest income			                  $ 98.2   $  79.5      	23.4%
                                               ---------------------------

Service and loan fee income increased $2.7 million, or 21.0 percent, for the quarter ended March 31, 1999, compared with 1998. The increase in service and loan fee income for the three months ended March 31, 1999, was primarily due to increased residential mortgage originations and gains on sales of those loans into the secondary market.

Trust income increased $1.7 million, or 16.6 percent, for the quarter ended March 31, 1999, compared with 1998. The increase in trust income for the three months ended March 31, 1999 was generally due to increases in asset management advisory fees, personal trust fees, and fees from sales of proprietary and third party mutual funds.

Retail investment and insurance fees increased $6.4 million, or 54.6 percent, for the quarter ended March 31, 1999, compared with 1998. The increase in retail investment and insurance fees for the three months ended March 31, 1999, was primarily due to increased annuity fee and insurance service fees, resulting from the acquired insurance companies.

Other income increased $9.4 million, or 71.4 percent, for the quarter ended March 31, 1999, compared with 1998. The increase in other non-interest income for the three months ended March 31, 1999, was generally attributable to a net gain of $5.9 million on the sale of the $33.0 million credit card portfolio.

Non-Interest Expense

Non-interest expense categories for the three month periods ended
March 31, 1999, and 1998, are shown in the following table:

(In millions)                                 					Three months ended March 31
                                                                       Percent
                                                  1999	    	1998     		Change
Salaries					                                   	$80.3	    $76.5	     	5.0%
Pension and other employee benefits	             	30.0    		26.6	     12.8
Furniture and equipment			                       	22.5    		20.4	    	10.2
Occupancy, net			                               		19.8	    	18.5	     	7.2
Communications				                                	9.6	      9.5     		0.9
Advertising and public relations	                 	5.5	     	5.9	     (6.7)
Amortization of goodwill
  and other intangibles		                        		5.9     		4.7	     24.3
Other				                                      			31.8    		29.6     		7.4
                                                ----------------------------
Total non-interest expense			                   $205.4	   $191.7      	7.2%
                                                ----------------------------

Salaries increased $3.8 million, or 5.0 percent, for the quarter ended March 31, 1999, compared to the same quarter in 1998. In addition to annual merit increases, salaries rose approximately $2.4 million from acquisitions. There were 8,670 full-time equivalent employees at March 31, 1999, compared to 8,456 the same period a year ago.

Pension and employee benefits increased $3.4 million, or 12.8 percent, for the three months ended March 31, 1999 compared with the same quarter in 1998. The increases were generally related to higher levels of core salaries, increased taxes, pension and incentive compensation expense.

Furniture and equipment expenses increased $2.1 million, or 10.2 percent, for the quarter ended March 31, 1999, compared with the same quarter in 1998. This increase was primarily due to equipment maintenance, bank card service fees and increases in leasing expenses associated with computer equipment installed at branches to support teller and on-line operations.

Amortization of goodwill and other intangibles increased $1.1 million or
24.3 percent, for the three months ended March 31, 1999. The increase was primarily due to the purchase acquisitions of Norwalk Savings Society and New Canaan Bank and Trust Company.

Included in other expenses, which did not vary significantly from period to period, were legal and professional fees of $7.9 million for the three months ended March 31, 1999.

The effective income tax rate was 34.6 percent for the three months ended March 31, 1999, compared with 30.6 percent for the comparable 1998 period. The lower effective income tax rate for 1998 was the result of the implementation of business strategies in the 1998 period that will not benefit 1999.


LINES OF BUSINESS

For management purposes, Summit Bancorp is segmented into the following lines of business: Retail Banking, Commercial Banking, and Investment Services and Private Banking. The investment portfolio and activities not included in these lines are reflected in Corporate and Other. The Company's profitability measurement system uses internal management accounting policies that ensure business line results reflect the underlying economics of each business unit, and the results are not necessarily comparable with similar information for any other financial institution.

Net income includes revenues and expenses directly associated with each line in addition to allocations of revenue earned and expenses incurred by support units such as operations and technology. Centrally provided corporate services and general overhead are allocated on a per-unit cost basis or in proportion to the balances of assets, liabilities and operating expenses associated with the particular business line.
A matched maturity funds transfer pricing methodology is employed to assign a cost of funds to the assets of each business line, as well as to assign a value of funds to the liabilities and equity of each business line.
The provision for loan losses is based on the historical credit losses for each line of business. The anticipated consolidated effective income tax rate is applied to each line of business, after consideration of earnings of tax-advantaged assets within the lines of business.

In 1999, the Company implemented a new business unit profitability system, which prospectively provides enhanced management reporting, including an enhanced methodology with respect to the allocation of the provisions for loan losses. Certain prior period information has been restated to conform to the 1999 presentation with respect to the allocation of funds transfer charges or credits for assigned assets, liabilities and equity.

                                                                     Investment
Results of Operations			                                             Services/
Quarters Ended March 31,	        Retail	         Commercial	         Private            Corporate
(in millions)		                	 Banking	          Banking	          Banking	           and Other          Consolidated
                             1999      1998	    1999     1998     1999     1998      1999      1998       1999      1998
Net interest income        $199.1    $188.3    $67.0    $63.0    $13.7    $12.8     $25.5     $25.1     $305.3    $289.2
Provision for loan losses     9.8       7.1      6.3      7.4      0.4      0.5         -         -       16.5      15.0
                           ---------------------------------------------------------------------------------------------
Net interest income after
provision for loan losses   189.3     181.2     60.7     55.6     13.3     12.3      25.5      25.1      288.8     274.2
Non-interest income          55.0      45.6     12.4     10.1     30.1     20.8       0.6       3.0       98.1      79.5
Non-interest expense        132.1     132.1     31.1     27.7     31.3     22.5      10.9       9.4      205.4     191.7
                           ---------------------------------------------------------------------------------------------
Income before taxes         112.2      94.7     42.0     38.0     12.1     10.6      15.2      18.7      181.5     162.0
Federal and
 state income taxes          39.2      29.6     13.7     11.5      4.2      3.5       5.7       5.0       62.8      49.6
                           ---------------------------------------------------------------------------------------------
Net income                  $73.0     $65.1    $28.3    $26.5     $7.9     $7.1      $9.5     $13.7     $118.7    $112.4
                           =============================================================================================

Selected Average Balances:
Securities              $    55.1 $    40.8 $      - $      - $    9.7 $   33.0 $10,128.6 $ 9,295.1  $10,193.4 $ 9,368.9
Loans                    11,827.6  10,855.2  8,105.6  7,116.3  1,233.8    985.9         -        -    21,167.0  18,957.4
Assets                   12,189.6  11,397.3  8,090.5  7,191.3  1,322.4  1,065.4  11,554.9  10,402.7   33,157.4  30,056.7
Deposits                 19,990.1  19,230.7  1,003.6    910.9    735.7    666.6   1,121.9   1,198.2   22,851.3  22,006.4


Retail Banking

Retail Banking meets the banking needs of individuals and small businesses through approximately 380 traditional and 60 supermarket branches in New Jersey, eastern Pennsylvania, and southern Connecticut. Summit also offers its customers an expanding array of 24-hour banking services through more than 600 ATMs, telephone banking centers, its PC Banking network, and the internet. Mortgage loans, home equity loans and lines of credit, direct and indirect consumer loans and small business commercial loans are offered through the Company's broad network of branches.

Average loans for the quarter ended March 31, 1999, increased $972.4 million or 9.0 percent to $11.8 billion from the same period in 1998, primarily in the consumer lending area. Total average deposits for the first quarter of 1999 increased to $20.0 billion, up $759.4 million from a year ago. This increase was attributed to demand deposits and interest bearing time deposits. Net interest income for the quarter increased $10.8 million or 5.7 percent over last year. Interest income increased $12.2 million or
5.6 percent over the first quarter of 1998, resulting from the increase in loan balances and the acquisition of NSS
Bancorp in November 1998. Interest expense declined $4.5 million or 3.0 percent resulting from a lower rate environment. The increase in non-interest income of $9.4 million contains a $5.9 million gain on the sale of Summit Bancorp's credit card portfolio in March of 1999 and increases from the sale of residential mortgage loan originations.

Commercial Banking

Commercial Banking is focused on meeting the banking requirements of large and middle-market businesses.
Asset based lending, international trade services, equipment leasing, real estate financing, private placement, mezzanine financing, aircraft lending, correspondent banking, treasury services, limited partnership investments, and structured finance services are actively solicited through a network of relationship managers. Demand and interest-bearing deposit accounts and services are provided through the branch network.

Total average loans for the quarter ended March 31, 1999, were $8.1 billion, an increase of $989.3 million or 13.9 percent over the same period in 1998 primarily in asset-based lending and commercial media lending. Net interest income for the first quarter of 1999 increased $4.0 million or
6.3 percent from 1998, driven by the increase in average loans. Higher loan fees, account analysis service charges, advisory fees and limited partnership gains provided for the increase over prior year in non-interest income of $2.3 million. Non-interest expense increased $3.4 million over the prior year to $31.1 million.

Investment Services and Private Banking

Investment Services provides a full range of trust, administrative, and custodial services to individuals and institutions, in addition to investment products and discount brokerage. The line also markets a wide variety of insurance products for the personal and corporate marketplace. This segment also includes
Private Banking, which provides personal credit services for lawyers, accountants and their firms, and business loans and lines of credit.

The increase in net interest income of $0.9 million or 7.0 percent is due to higher loan volumes in 1999. The major portion of the increases in non-interest income and expense over the prior period reflects the acquisitions of W.M.
Ross & Company and Madison Consulting, two insurance subsidiaries, in the second half of 1998. Also contributing to the increase in non-interest income was higher fee income in trust, mutual funds and annuities.

Corporate and Other

Corporate and Other is primarily comprised of the treasury function, which is responsible for managing interest-rate risk and the investment portfolios. In addition, certain revenues and expenses not considered allocable to a line of business are reflected in this area.

Net interest income increased $0.4 million or 1.6 percent from 1998. Asset growth was primarily due to increased securities portfolios, which averaged $10.1 billion for the first quarter of 1999, up $833.5 million or 9.0 percent from the prior year. The decrease in non-interest income in 1999 is primarily attributed to gains on security transactions in the prior period.

Year 2000 Readiness Disclosure

Issues surrounding the Year 2000 arise out of the fact that many existing computer programs use only two digits to identify a year in the date field. With the approach of the Year 2000, computer hardware and software that are not made Year 2000 ready might interpret "00" as year 1900 rather than year
2000. The Year 2000 problem is not just a technology issue;it also involves the Company's assessment of building equipment, environmental systems, customers, suppliers and third parties.

State of Readiness:
The Company has been working since 1995 to remediate its information technology ("IT") and non-IT systems for the Year 2000. As of March 31,1999 all of the 330 software systems being tracked by the Company, and the computer equipment they run on, have completed the Company's seven-phase Year 2000 project program, which is as follows: Developing a Strategic Approach, Creating Organizational Awareness, Assessing Actions and Developing Detailed Plans,
Renovating (remediating), Validating (testing), Implementing (remediated code into production), and Implementing (totally future-date certified). Additionally, the Company is addressing the Y2K readiness of certain non-critical, stand-alone personal computer(PC)-based software applications.

Testing of automated interfaces with customers and other third parties is on schedule for completion by June 30, 1999. Principal settlement methods associated with major payment systems involving systems of other financial institutions and governmental agencies will be tested by June 30, 1999.

Non-IT systems have been evaluated and are currently being tested. Approximately 99% of systems with embedded chip technology for all building, environmental, and security systems have been remediated, tested, and confirmed as Year 2000 ready. Telecommunications, both voice and data, are over 95% complete and are expected to be fully remediated, tested, and confirmed as Year 2000 ready by July 1999.

Communication with third parties that may have a material relationship with the Company has been initiated to determine whether they have appropriate plans to be Year 2000 ready. An inventory of important vendors has been completed and the Company's vendor risk assessment and preparedness evaluation activities are ongoing. The
Company's plans to minimize third-party risk include contingency planning for important vendors.
Approximately 85% of the Company's significant vendors have responded to the Year 2000 inquiries made by the Company. Of those who responded, approximately half claim to be currently Year 2000 compliant. Vendor responses were reviewed for completeness and incomplete responses were followed up with additional correspondence, telephone calls or both.
In some cases, Year 2000 readiness information was obtained from publicly available sources, including vendor or third party websites. Confidence levels were developed based on the quality of the vendor's responses to the Company's written inquiries and the vendor's prior track record in making its commitments to the Company. With limited exception of the Company's suppliers have been found to be making satisfactory progress toward achieving Y2K readiness. The Company is seeking additional information from vendors and will initiate contingency plans if appropriate.

To minimize the impact from those customers who may experience a disruption in their operations because they have not adequately considered Year 2000 issues, a program has been implemented for monitoring and measuring customer Year 2000 readiness. Customers with borrowing commitments of $1 million or more, and customers monitored by the internal risk rating system with outstanding loan balances of $500 thousand or more, have been reviewed for Year 2000 readiness, and will continue to be reviewed on a quarterly basis during 1999. Certain customers have been identified as having additional credit risk as a direct result of the Year 2000. Those risks have been considered and incorporated in the analysis of the adequacy of the loan loss allowance. All new loan customers and renewals of existing loans are assessed as part of the underwriting process.

Risks of Year 2000 Issues:

Management believes that the Year 2000 project is on schedule and that its efforts are adequate to address Year 2000 issues. However, failure to successfully resolve critical issues could have a material impact on the Company's operations. The primary risks associated with the Year 2000 are as follows:

The first is the risk that the Company's systems are not ready for operation by January 1, 2000. These systems must be remediated, tested, and made ready for the Year 2000 in a timely manner.

The second is the risk of operational disruption due to operational failures of third parties. Failure of one or more third parties to modify their systems in a timely manner may have a material and adverse effect on the Company's operations. This risk is viewed as the one that is most reasonably likely to occur, therefore appropriate contingency plans are being prepared.

The third is the risk of business interruption among customers such that funding and repayment do not take place in a timely manner. As a result, there may be increases in problem loans and credit losses in future years.

Costs to Address Year 2000 Issues:

The estimated cost of the Year 2000 project is $23 million. The project is staffed with both external contract and internal personnel. This estimate includes the cost of retention programs for key systems personnel, a portion of which will be paid beyond January 1, 2000. To date, incremental internal costs totaling $5.2 million have been incurred. These costs include compensation and benefits for internal personnel assigned full-time to the project, the retention program, and other ancillary costs. In addition, $11.0 million of external costs, including external contract personnel and payments to third parties, have been incurred to date. The total cost incurred to date is $16.2 million.

Contingency Plans:

The Company has created certain remediation contingency plans and is developing business resumption contingency plans specific to the Year 2000 project. Remediation contingency plans address the actions to be taken if remediation of a mission-critical system falls behind schedule. Remediation for all mission critical systems has been completed. None of the three remediation contingency plans that were prepared for mission-critical systems had to be triggered. Business resumption contingency plans address the actions that will be taken if critical business functions cannot be carried out in the normal manner due to system or third-party failures. These plans supplement existing disaster recovery plans and are being updated to include potential Year 2000 related failures. Updates to the Company's business resumption plan for core business functions are to be completed by June 30,1999.





LIQUIDITY

Liquidity is the ability to meet the borrowing needs and deposit withdrawal requirements of customers and support asset growth. Principal sources of liquidity are deposit generation, access to purchased funds, maturities and repayments of loans and investment securities and interest and fee income.

The consolidated statements of cash flows present the change in cash and due from banks from operating, investing and financing activities. During the first three months of 1999, net cash provided by operating activities totaled $192.8 million. Contributing to net cash provided by operating activities were the results of operations, plus noncash expenses, and proceeds from the sales of mortgages held for sale. Partially offsetting the contributions to operating cash were funds used to originate mortgage loans held for sale and noncash revenues.

Net cash used in investing activities totaled $345.4 million.
For the three months ended March 31, 1999, net cash used in transactions involving the investment portfolios totaled
$407.8 million, while the loan portfolio contributed
$66.8 million.

Scheduled maturities and anticipated principal repayments of the held to maturity portfolio will approximate $1.8 billion throughout the balance of 1999. In addition, the securities available for sale portfolio provides another source of liquidity. These sources can also be used to meet the funding needs during periods of loan growth.

Net cash provided by financing activities, totaled $17.2 million. During the first three months of 1999, other borrowed funds and long-term debt increased $252.6 million.
This increase was partially offset by the decrease in total deposits of $78.9 million, the purchase of the Company's common stock of $106.4 million, and the payment of common stock dividends.

Liquidity is also available through additional lines of credit and the ability to incur additional debt. The banking subsidiaries have established lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank of New York and other correspondent banks, which further support and enhance liquidity. In addition, in November 1998 two of the Company's banking subsidiaries, Summit Bank (New Jersey) and Summit Bank (Pennsylvania), executed a distribution agreement providing for the possible issuance, from time-to-time, of senior and subordinated notes to a maximum of $3.75 billion on an underwritten or agency basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Due to the nature of the Company's business, market risk is primarily its exposure to interest rate risk. Interest rate risk is the impact that changes in interest rates have on future earnings. The principal objective in managing interest rate risk is to maximize net interest income within the acceptable levels of risk that have been previously established by policy. This risk can be reduced by various strategies, including the administration of liability costs, the reinvestment of asset maturities and the use of off-balance sheet financial instruments. The
Company has limited risks associated with foreign currencies.

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

Based on the results of the interest simulation model as of March 31, 1999, if interest rates increase or decrease 100 basis points from current rates in an immediate and parallel shock over a twelve month period, the Company would expect a decrease of $29.0 million in net interest income and an increase of $5.0 million in net interest income, respectively. The results of the interest simulation model as of March 31, 1999, do not represent a material change from the amounts previously reported as of December 31, 1998.

Interest rate risk management efforts also involve the use of certain derivative financial instruments for the purpose of stabilizing net interest income in a changing interest rate environment. The derivative financial instruments portfolio consists principally of interest rate swaps.
At March 31, 1999, the notional values of the swaps were $200.0 million These derivatives resulted in a reduction in net interest income of $.6 million for the first three months of 1999. The cost to terminate these contracts at March 31, 1999, would have been $1.3 million.



 PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Based upon advice of Summit's legal department, management does not believe that the ultimate disposition of the litigation discussed below will have a material adverse effect on the financial position and results of operation of the company and its subsidiaries, taken as a whole.

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

	Discovery has been extended until May 17, 1999. On March 30, 1999, plaintiffs filed a motion for partial summary judgment as to liability on their New Jersey Consumer Fraud Act claim. The Bank has filed a cross-motion for dismissal of plaintiffs' Consumer Fraud Act claim.
The motions are scheduled to be argued in late May, 1999.


2. In re Payroll Express Corporation et al - John S. Pereira as Chapter 11 Trustee of the Estate of Payroll Express Corporation et al v. United Jersey Bank, United States District Court for the Southern District of New York, Civil Action No. 94-1565 (LAP) ("the Preference Action"), filed December 29, 1993; In re Payroll Express Corporation of
New York and Payroll Express Corporation, United States Bankruptcy Court for the Southern District of New York.
Case Nos. 92-B-43 149 (CB) and 92-B-43 150 (CB),
Adversary Proceeding No. 94-8297A, filed April 22, 1994 ("the Fraudulent Conveyance Action"); Beth Israel Medical Center, et al V. United Jersey Bank and National Westminster Bank New Jersey, United States District Court for the Southern District of New York, Civil Action No. 94-8256
(LAP), filed September 28, 1993; Frederick Goldman, Inc.
V. United Jersey Bank and National Westminster Bank
New Jersey, United States District Court for the Southern District of New York, Civil Action No, 94-8256 (LAP), filed March 21, 1994; Towers Financial Corporation v.
United Jersey Bank, United States District Court for the District of New Jersey, Civil Action No.92-3175 (WGB), filed June 2, 1992, removed to federal court September 2, 1992; New York City Transit Authority V. United Jersey Bank and National Westminster Bank New Jersey, United States District Court for the Southern District of New York, Civil Action No.95-3685 (LAP), filed May 19, 1995;and Copytone, Inc.
on behalf of itself and others similarly situated v. United Jersey Bank, National Westminster Bank New Jersey and John Does I through 20, United States District Court for the Southern District of New York, Civil Action No. 95-8217
(LAP), filed November 1995.

Expert discovery has been concluded and the court has scheduled a case management conference for April 22, 1999.

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

	On January 27, 1999, the New Jersey Supreme Court entered an order granting Collective's motion for leave to cross appeal the Appellate Division's ruling concerning federal preemption. The Supreme Court has not yet scheduled a date to hear the parties' appeals.



ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

 Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of the shareholders of Summit Bancorp. was held April 23, 1999. The following is a brief description of each matter voted on at the meeting.

PROPOSAL 1 - ELECTION OF DIRECTORS

The following directors were nominated for election to the Board of Directors as Class III Directors for a three year term: Robert L. Boyle, Robert G. Cox, Elinor J. Ferdon,
William R. Miller and Joseph M. Tabak. William M. Freeman was nominated for election as a Class II Director for a two year term.

PROPOSAL 2 - NON- EXECUTIVE OPTION PLAN

Shareholders were presented with a proposal to approve the Summit Bancorp. 1999 Non-Executive Option Plan.

PROPOSAL 3 - INDEPENDENT ACCOUNTANTS

Shareholders were presented with a proposal to ratify the selection of KPMG LLP, independent certified public accountants, to audit the consolidated financial statements of Summit Bancorp. and its subsidiaries for the year ending December 31, 1999.

The results of the voting at the annual meeting were as follows:

                                                     SHARES
PROPOSAL	                            					FOR		                 		WITHHELD
----------------------------------------------------------------------------
1 - Election of Directors
----------------------------------------------------------------------------
Robert L. Boyle		                    		144,071,950	             		1,837,445
Robert G. Cox			                      	144,052,176	             		1,857,219
Elinor J. Ferdon			                    144,112,333	             		1,797,062
William M. Freeman		                  	144,038,204             			1,871,191
William R. Miller		                   	144,003,242             			1,906,153
Joseph M. Tabak			                    	144,067,348             			1,842,047
-----------------------------------------------------------------------------
                                   FOR	           AGAINST	      	ABSTAIN
-----------------------------------------------------------------------------
2 - Non-Executive
     Option Plan	              	101,824,535       13,046,796	   	1,461,701
-----------------------------------------------------------------------------
3 - Independent
     Accountants	              	144,288,129	         724,869	     	896,397
-----------------------------------------------------------------------------

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

(10) N.	Summit Bancorp. 1999 Non-Executive Option
Plan (incorporated by reference to Appendix A to the Proxy Statement of the Registrant dated March 9, 1999)

(27)	Summit Bancorp. Financial Data Schedule - March 31, 1999.

(b)	Reports on Form 8-K

	In a current report on Form 8-K dated April 27, 1999, the Registrant under Item 5, Other Events and Item 7,
Financial Statements and Exhibits, filed a portion of the consolidated financial statements and notes thereto to be included in the Registrant's Form 10-Q for the quarterly period ended March 31, 1999, being filed herewith.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Registrant                  				       SUMMIT BANCORP.

DATE:May 17, 1999               BY:/s/Paul V. Stahlin
                                      ---------------
	       			                           Paul V. Stahlin
				                         Senior Vice President, Comptroller
                              and Principal Accounting Officer
							                           (Duly Authorized Officer)



                                EXHIBIT INDEX


Exhibit No.	       Description

(10) N.		Summit Bancorp. 1999 Non-Executive Option Plan
         (incorporated by reference to Appendix A to the Proxy Statement of the Registrant dated March 9, 1999)

(27)     Summit Bancorp. Financial Data Schedule - March 31, 1999.