Form 10-Q/A
period 1999-03-31
SUMMIT BANCORP/NJ/
filed 1999-06-18
CIK 101320

FORM 10-Q/A
                                 Amendment No. 1


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







The Registrant is filing this Form 10-Q/A (Amendment No. 1) for the purpose of expanding its discussion of Year 2000 Readiness Disclosure, and the Allowance for Loan Losses methodology during the periods reported upon in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999. These additions amend Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses (page 10) and Year 2000 Readiness Disclosure (page 18).




SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Registrant                  				       SUMMIT BANCORP.

DATE:June 18, 1999               BY:/s/Paul V. Stahlin
                                      ---------------
	       			                           Paul V. Stahlin
				                         Senior Vice President, Comptroller
                              and Principal Accounting Officer
							                           (Duly Authorized Officer)






PART I FINANCIAL INFORMATION


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

                                           											      Minimum
				                       	Mar. 31,  	Dec. 31,  	Mar. 31,	 Require	    Well
Selected Capital Ratios:      	1999		     1998		     1998		 Capital  Capitalized

Equity to assets			            8.10		     8.22		     8.84        -        -
Leverage ratio		              	7.67	     	8.00	     	8.88	    	3.00	     5.00
Tier I Capital		             	10.48	    	10.86	    	12.63	    	4.00      6.00
Total risk-based capital     	12.33	    	12.72		    14.78    		8.00     10.00


Non-Performing Assets

Non-performing assets include non-performing loans and other real estate owned (OREO) and is shown in the following table as of the dates indicated.



Non-performing assets               Mar 31    Dec 31    Mar 31
(in thousands)                      1999      1998      1998
Non-performing loans(1)
 Commercial and industrial          51,731    55,245    39,934
 Commercial mortgage                36,435    26,446    32,552
 Construction and development        1,899     5,046     3,397
                                  ----------------------------
Non-performing loans                90,065    86,737    75,883
OREO,net                             7,137     2,829    11,329
                                  ----------------------------
Non-performing assets               97,202    89,566    87,212
                                  ----------------------------
Non-performing loans to total loans    .43%      .41%      .39%
Non-performing assets to
 total loans and OREO                  .46%      .42%      .45%
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

Allowance for Loan Losses



The allowance for loan losses is maintained at a level to absorb estimated credit losses in the loan portfolio as of the date of the financial statements. A standardized process has been established to assess the appropriateness of the allowance for loan losses and to identify the risks inherent in the loan portfolio. This process consists of (1) the identification of specific reserves for identified problem loans, (2) the calculation of general reserves, which includes a combination of formula-driven allocations and minimum reserve levels by loan type and grade, and (3) the determination of the unallocated reserves.

Specific reserves, if any, are determined through a loan-by-loan analysis of non-performing loans, with assessments made on the borrower's ability to repay and the fair value of the underlying collateral for collateral-dependent loans. If a loan's carrying value is in excess of the discounted expected cash flows or the value of the underlying collateral, the excess is specifically reserved or charged off. The level of specific reserves are generally the smallest component of the allowance for loan losses.

There are three steps in the calculation of the general reserves. Reserves are first determined by applying historical loss factors to each loan and unused commitment by business segment and loan grade. The historical loss factors are calculated using a trailing six quarter loss migration analysis. Adjustments are then made to the historical loss factor based on six qualitative objective elements ("Delinquency", "Non-performing Assets", "Watch Lists", "Charge-offs", "Concentrations of Credit", and "Recoveries"), and three subjective elements ("Economic Conditions", Credit Audit's Rating", and "Other Factors"), which have been developed to provide greater accuracy to the process. This methodology is applied to both the commercial and retail portfolios.
The reserves calculated for the retail portfolios (residential mortgages and consumer loans) are generally sufficient to absorb one year of expected losses. For the commercial portfolios, the historical loss factor, inclusive of the adjustment, is then compared to minimum reserve levels for each loan grade. The larger of the two factors are used in the determination of the reserves. The minimum level of reserves by loan classification is .25% for pass loans, .75% for close follow loans, 1% for special mention loans, 10% for substandard loans, 50% for doubtful loans, and 100% for loss loans. These minimum reserve levels have been consistently applied for all reported periods.

The last component of the loan loss reserve is the unallocated reserve. The unallocated reserve is based upon management's evaluation of the underlying inherent risk in the loan portfolio. The appropriate level of reserves in the aggregate is based on several factors; the level of unallocated reserves to the total loan portfolio, the level of substandard assets and allocated reserves, industry concentrations, delinquency trends, economic trends, and loan growth relative to the overall allowance. The unallocated portion of the allowance for loan losses, in excess of specific and general reserves, was $163.3 million at March 31,1999, compared to $164.5 million at December 31, 1998.

The 1999 provision for loan losses for the first quarter was $16.5 million, a $1.5 million increase over the prior year primarily as a result of increased loan volume and the increase in non-performing loans. Provision for loan losses are charged to expense to bring the allowance for loan losses at a level deemed appropriate by management to cover the credit risk inherent in the loan portfolio.



Transactions in the allowance for loan losses, by loan category, for the three month periods ended March 31, 1999, and 1998 and selected loan quality ratios for the dates indicated are shown in the following tables:

Allowance for Loan Losses                         Three months ended
(in thousands)                                      March 31,
                                              1999            1998
Balance, Beginning of period               322,814         296,494
Acquisition adjustments                      2,140               -
Provision for loan losses                   16,500          15,000
                                       ---------------------------
                                           341,454         311,494
                                       ---------------------------
Loans charged off
 Commercial and industrial                   8,131           8,666
 Construction and development                   13             356
 Commercial mortgage                         1,202             260
 Residential mortgage                        2,626             319
 Consumer                                    7,987           9,332
                                       ---------------------------
 Total loans charged off                    19,959          18,933
                                       ---------------------------
Recoveries
 Commercial and industrial                   3,517           4,649
 Construction and development                  395           1,798
 Commercial mortgage                           548             287
 Residential mortgage                          319             274
 Consumer                                    2,028           1,695
                                        --------------------------
  Total recoveries                           6,807           8,703
                                       ---------------------------
Net charge offs                             13,152          10,230
                                       ---------------------------
Balance, end of period                     328,302         301,264
                                       ===========================

                                       Mar. 31,  Dec. 31,  Mar. 31,
                                       1999      1998      1998

Net charge offs to average loans:
Quarter to date                        0.25%     0.23%     0.22%
Allowance to loan losses to:
Total loans                            1.55      1.53      1.56
Non-performing loans                 364.52    372.18    397.01
Non-performing assets                337.75    360.42    345.44






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

Net interest income on a tax-equivalent basis was $308.2 million for the three months ended March 31, 1999, an increase of $15.9 million, or 5.4 percent, compared to the same period in 1998. The net interest spread percentage on a tax-equivalent basis (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) was 3.17 percent for the three months ended March 31, 1999, compared to 3.32 percent for the prior year period. Net interest income on a tax-equivalent basis as a percentage of average interest-earning assets was 3.98 percent for the three months ended March 1999, compared to 4.18 percent during the same period in 1998. The decline in net interest spread and net interest margin can be attributed primarily to a lower interest rate environment, the purchase of treasury stock, and the change in the mix of funding as long-term debt and other borrowed funds were used to fund asset growth.


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



Communication with third parties that may have a material relationship with the Company has been initiated to determine whether they have appropriate plans to be Year 2000 ready. An inventory of important vendors has been completed and the Company's vendor risk assessment and preparedness evaluation activities are ongoing. The
Company's plans to minimize third-party risk include contingency planning for important vendors.
Approximately 85% of the Company's significant vendors have responded to the Year 2000 inquiries made by the Company. Of those who responded, approximately half claim to be currently Year 2000 compliant. Vendor responses were reviewed for completeness and incomplete responses were followed up with additional correspondence, telephone calls or both.
In some cases, Year 2000 readiness information was obtained from publicly available sources, including vendor or third party websites. Confidence levels were developed based on the quality of the vendor's responses to the Company's written inquiries and the vendor's prior track record in making its commitments to the Company. With limited exception the Company's suppliers have been found to be making satisfactory progress toward achieving Y2K readiness. The Company is seeking additional information from vendors and will initiate contingency plans if appropriate. The Company has not assessed the enforceability of any representations by these vendors as to their Year 2000 compliance status, preferring to focus its Year 2000 resources on developing appropriate contingency plans where it does not have sufficient confidence in a vendor's Year 2000 status. These representations may or may not be enforceable, depending on the facts and circumstances of particular vendor relationships, but the Company has not relied on the enforceability of such representations in its Year 2000 readiness efforts.



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