Form 10-Q
period 1999-06-30
SUMMIT BANCORP/NJ/
filed 1999-08-17
CIK 101320

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

   (Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended     June 30, 1999
                                  ----------------------------
                               or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the transition period from to ___________________________
   Commission File Number:                       1-6451
                                     --------------------------
                             SUMMIT BANCORP.

            (Exact name of registrant as specified in its charter)

       New Jersey                                   22-1903313
   --------------------------------------------------------------
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization               Identification No.)

   301 Carnegie Center, P.O. Box 2066, Princeton, New Jersey 08543-2066
   --------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)

                            (609) 987-3200
   --------------------------------------------------------------
     (Registrant's telephone number, including area code)

   -------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            [X] Yes   [ ] No

   As of August 1, 1999 there were 177,061,084 shares of common stock, $.80 par value, outstanding.

   ===================================================================


                         Summit Bancorp
                          Form 10-Q
                           Index

                                                            Page No.
Part I     Financial Information

Item 1.    Financial Statements-Unaudited

           Consolidated Balance Sheets-
           June 30, 1999, December 31, 1998 and June 30,1998      2

           Consolidated Statements of Income-
            Three and Six Months Ended June 30, 1999 and 1998     3

           Consolidated Statements of Cash Flows-
            Six Months Ended June 30, 1999 and 1998               4

           Consolidated Statements of Shareholders' Equity-
            Six Months Ended June 30, 1999 and 1998               5

           Notes to Consolidated Financial Statements             6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    8

Item 3.    Quantitative and Qualitative Disclosures
            About Market Risk                                    24

Part II.   Other Information

Item 1.    Legal Proceedings                                     25

Item 2.    Changes in Securities and Use of Proceeds             26

Item 3.    Defaults Upon Senior Securities                       26

Item 4.    Submissions of Matters to a Vote of Security Holders  26

Item 5.    Other Information                                     26

Item 6.    Exhibits and Reports on Form 8-K                      26

           Signature                                             27

           Exhibit Index                                         28




Summit Bancorp and Subsidiaries
Consolidated Balance Sheets
Unaudited
(In thousands)


                                                                  June 30,      December 31,          June 30,
                                                                     1999              1998              1998
                                                              ------------      ------------      ------------
Assets
Cash and due from banks                                   $     1,009,863   $     1,129,859   $     1,153,023
Federal funds sold and securities purchased
      under agreements to resell                                   16,463            28,829           176,000
Interest-bearing deposits with banks                               15,297            26,360            34,476
Securities:
Trading account securities                                         18,990            12,553            23,797
Securities available for sale                                   4,375,966         3,970,941         4,295,945
Securities held to maturity                                     6,378,484         6,015,810         5,070,615
                                                              ------------      ------------      ------------
      Total securities                                         10,773,440         9,999,304         9,390,357
Loans (net of unearned discount):
Commercial                                                      7,526,178         7,156,574         6,682,510
Commercial mortgage                                             2,897,752         2,888,597         2,863,378
Residential mortgage                                            5,488,340         5,719,305         5,635,144
Consumer                                                        5,626,550         5,362,101         4,523,071
                                                              ------------      ------------      ------------
Total loans                                                    21,538,820        21,126,577        19,704,103
Less: Allowance for loan losses                                   321,700           322,814           308,753
                                                              ------------      ------------      ------------
Net loans                                                      21,217,120        20,803,763        19,395,350
                                                              ------------      ------------      ------------
Premises and equipment                                            306,528           270,843           249,156
Goodwill and other intangibles                                    316,610           295,461           179,206
Accrued interest receivable                                       202,306           195,708           188,559
Due from customers on acceptances                                  20,901            18,089            16,608
Other assets                                                      347,232           333,098           359,308
                                                              ------------      ------------      ------------
Total Assets                                              $    34,225,760   $    33,101,314   $    31,142,043
                                                              ============      ============      ============

Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing demand deposits                      $     4,863,591   $     4,933,787   $     4,785,430
Interest-bearing deposits:
Savings and time deposits                                      17,894,879        17,250,295        16,409,298
Commercial certificates of deposit $100,000 and over              684,430           961,046           911,722
                                                              ------------      ------------      ------------
Total deposits                                                 23,442,900        23,145,128        22,106,450
                                                              ------------      ------------      ------------
Other borrowed funds                                            3,734,712         3,189,988         4,152,961
Accrued expenses and other liabilities                            343,443           358,542           317,030
Accrued interest payable                                           80,413            94,430            85,123
Bank acceptances outstanding                                       20,901            18,089            16,608
Long-term debt                                                  4,001,925         3,572,710         1,881,289
                                                              ------------      ------------      ------------
      Total liabilities                                        31,624,294        30,378,887        28,559,461
Shareholders' equity:
Common stock par value $ .80:  Authorized 390,000 shares          142,018           142,106           142,123
Surplus                                                           966,429         1,013,393         1,006,812
Retained earnings                                               1,859,908         1,728,135         1,596,600
Employee stock ownership plan obligation                           (2,250)           (3,394)           (3,663)
Accumulated other comprehensive income, net of tax                (39,478)           12,087            22,669
Common stock held in treasury, at cost                           (325,161)         (169,900)         (181,959)
                                                              ------------      ------------      ------------
Total shareholders' equity                                      2,601,466         2,722,427         2,582,582
                                                              ------------      ------------      ------------
Total Liabilities and Shareholders' Equity                $    34,225,760   $    33,101,314   $    31,142,043
                                                              ============      ============      ============

Common shares at period end:
      Issued                                                      177,523           177,632           177,654
      Treasury                                                      7,883             3,873             3,720
      Outstanding                                                 169,640           173,759           173,934

      See accompanying Notes to Consolidated Financial Statements.




Summit Bancorp and Subsidiaries
Consolidated Statements of Income
Unaudited
(In thousands, except per share data)


                                                                     Three Months Ended               Six Months Ended
                                                                           June 30,                       June 30,
                                                                 --------------------------      --------------------------
                                                                    1999           1998             1999           1998
                                                                 -----------    -----------      -----------    -----------
Interest Income
Loans                                                          $    407,045   $    392,005     $    810,712   $    772,314
Securities:
  Trading account securities                                            135            331              217            885
  Securities available for sale                                      60,069         76,324          119,630        161,346
  Securities held to maturity                                       100,850         69,117          197,390        131,723
                                                                 -----------    -----------      -----------    -----------
    Total securities                                                161,054        145,772          317,237        293,954
Other interest income                                                   612            611            1,207          1,449
                                                                 -----------    -----------      -----------    -----------
    Total interest income                                           568,711        538,388        1,129,156      1,067,717
                                                                 -----------    -----------      -----------    -----------
Interest Expense
  Savings and time deposits                                         157,347        153,706          308,749        310,574
  Commercial certificates of deposit $100,000 and over                9,460         12,302           21,035         24,559
  Borrowed funds, including long-term debt                           93,313         77,487          185,437        148,533
                                                                 -----------    -----------      -----------    -----------
    Total interest expense                                          260,120        243,495          515,221        483,666
                                                                 -----------    -----------      -----------    -----------
    Net interest income                                             308,591        294,893          613,935        584,051
  Provision for loan losses                                          16,500         18,000           33,000         33,000
                                                                 -----------    -----------      -----------    -----------
    Net interest income after provision for loan losses             292,091        276,893          580,935        551,051
Non-Interest Income
  Service charges on deposit accounts                                29,567         31,653           59,643         61,937
  Service and loan fee income                                        16,011         15,199           31,635         28,113
  Trust income                                                       12,844         10,851           24,770         21,078
  Retail investment and insurance fees                               18,982         13,155           37,010         24,819
  Securities gains                                                    2,094          3,072            2,311          4,498
  Other                                                              16,429         16,213           38,715         29,218
                                                                 -----------    -----------      -----------    -----------
    Total non-interest income                                        95,927         90,143          194,084        169,663
                                                                 -----------    -----------      -----------    -----------
Non-Interest Expenses
  Salaries                                                           82,606         74,422          162,932        150,915
  Pension and other employee benefits                                29,132         27,202           59,149         53,820
  Furniture and equipment                                            22,517         20,816           44,968         41,183
  Occupancy, net                                                     19,263         17,605           39,098         36,105
  Communications                                                      9,696          9,044           19,314         18,576
  Advertising and public relations                                    5,927          6,352           11,455         12,275
  Amoritization of goodwill and other intangibles                     6,468          4,691           12,339          9,414
  Other                                                              31,607         31,787           63,398         61,284
                                                                 -----------    -----------      -----------    -----------
    Total non-interest expenses                                     207,216        191,919          412,653        383,572
                                                                 -----------    -----------      -----------    -----------
Net Income before taxes                                             180,802        175,117          362,366        337,142
  Federal and state income taxes                                     60,465         56,640          123,288        106,248
                                                                 -----------    -----------      -----------    -----------
Net Income                                                     $    120,337   $    118,477     $    239,078   $    230,894
                                                                 ===========    ===========      ===========    ===========
Net Income per Common Share:
    Basic                                                      $       0.71   $       0.67     $       1.39   $       1.31
                                                                 ===========    ===========      ===========    ===========
    Diluted                                                            0.70           0.66             1.38           1.29
                                                                 ===========    ===========      ===========    ===========

Average Common Shares Outstanding:
    Basic                                                           170,656        176,127          172,216        176,528
                                                                 ===========    ===========      ===========    ===========
    Diluted                                                         172,282        178,232          173,861        178,739
                                                                 ===========    ===========      ===========    ===========

See accompanying Notes to Consolidated Financial Statements.





Summit Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
Unaudited
(In thousands)



                                                                                Six Months Ended
                                                                                     June 30,
                                                                            --------------------------
Operating activities                                                           1999           1998
                                                                            -----------    -----------
 Net income                                                                   $239,078       $230,894
 Adjustments  to  reconcile  net  income  to  net  cash  provided  by  operating activities:
   Provision for loan losses and other real estate owned                        33,000         33,120
   Depreciation, amortization and accretion, net                                35,108         22,161
   Gains on sales of securities                                                 (2,311)        (4,498)
   Gains on sales of mortgages held for sale                                   (10,756)        (7,273)
   Gains on the sales of other real estate owned                                  (988)        (2,314)
   Proceeds from the sales of other real estate owned                            6,338          9,784
   Proceeds from the sales of mortgages held for sale                          463,476        395,987
   Originations of mortgages held for sale                                    (480,013)      (474,198)
   Net (increase) decrease in trading account securities                        (6,437)        11,370
   Net change in other accrued and deferred income and expense                 (48,612)       (10,751)
                                                                            -----------    -----------
    Net cash provided by operating activities                                  227,883        204,282
                                                                            -----------    -----------
Investing activities
 Purchases of securities held to maturity                                   (1,630,736)    (2,031,896)
 Purchases of investment securities available for sale                      (2,039,333)    (1,294,197)
 Proceeds from maturities of securities held to maturity                     1,273,983      1,104,088
 Proceeds from maturities of securities available for sale                   1,068,731      1,363,435
 Proceeds from the sales of securities available for sale                      533,850        732,133
 Net decrease (increase) in Federal funds sold, securities purchased under
  agreements to resell and interest bearing deposits with banks                 28,629       (191,944)
 Net increase in loans                                                        (330,514)      (753,147)
 Purchases of premises and equipment, net                                      (39,799)       (44,506)
                                                                            -----------    -----------
    Net cash used in investing activities                                   (1,135,189)    (1,116,034)
                                                                            -----------    -----------
Financing activities
 Net increase (decrease) in deposits                                           143,882       (222,986)
 Net increase in short-term borrowings                                         544,724        755,008
 Principal payments on long-term debt                                          (72,737)      (170,941)
 Proceeds from the issuance of long-term debt                                  501,860        805,895
 Dividends paid                                                               (104,044)       (95,667)
 Purchase of common stock                                                     (239,970)      (192,289)
 Proceeds from issuance of common stock under stock option plans                 7,099         12,637
                                                                            -----------    -----------
    Net cash provided by financing activities                                  780,814        891,657
                                                                            -----------    -----------
Decrease in cash and due from banks                                           (126,492)       (20,095)
Beginning cash balance of acquired entities                                      6,496              -
Cash and due from banks at beginning of period                               1,129,859      1,173,118
                                                                            -----------    -----------
Cash and due from banks at end of period                                    $1,009,863     $1,153,023
                                                                            ===========    ===========


Supplemental disclosure of cash flow information Cash paid:
  Interest payments                                                           $529,238       $470,145
  Income tax payments                                                           84,942         45,358
Noncash investing activities:
  Net transfer of loans to other real estate owned                               5,986          3,831

See accompanying Notes to Consolidated Financial Statements








Summit Bancorp and Subsidiaries
Consolidated Statements of Shareholders' Equity
Unaudited
(In thousands)

                                                                                            Accum. Other                Total
                                          Common                   Retained        ESOP     Comprehensive   Treasury   Shareholders'
                                          Stock       Surplus      Earnings     Obligation      Income       Stock      Equity
                                        ----------    ----------    ---------   ----------   -----------  ----------   -----------
Balance, December 31, 1997              $  141,272   $  987,281   $ 1,467,193   $ (4,201)   $ 20,875      $      -   $ 2,612,420
Comprehensive income:
 Net income                                      -            -       230,894          -           -             -       230,894
Unrealized holding gain on securities
   arising during the period, net of tax         -            -             -          -       1,794             -         1,794
                                                                                                                        --------
  Total comprehensive income                                                                                             232,688
Cash dividend declared on common stock           -            -      (101,487)         -           -             -      (101,487)
Employee stock plans (1,262 shares)            851       19,531             -          -           -        10,330        30,712
Purchase of common stock (3,926 shares)          -            -             -          -           -      (192,289)     (192,289)
ESOP debt repayment                              -            -             -        538           -             -           538
                                        -----------  ----------     ---------    --------     ------    -----------    ---------
Balance, June 30, 1998                $    142,123   $1,006,812    $1,596,600   $ (3,663)  $  22,669  $   (181,959)  $ 2,582,582
                                        ===========  ==========     =========    ========     ======    ===========    =========


Balance, December 31, 1998            $    142,106   $1,013,393    $1,728,135   $ (3,394)  $  12,087  $   (169,900)  $ 2,722,427
Comprehensive income:
  Net income                                     -            -       239,078          -           -             -       239,078
  Unrealized holding loss on securities
   arising during the period, net of tax         -            -             -          -     (51,565)            -       (51,565)
                                                                                                                         --------
Total comprehensive income                                                                                               187,513
Cash dividend declared on common stock           -            -      (107,305)         -           -             -      (107,305)
Employee stock plans (877 shares)              (88)     (48,531)            -          -           -        37,630       (10,989)
Shares issued for acquisitions (1,131 shares)    -        1,567             -          -           -        47,079        48,646
Purchase of common stock (6,018 shares)          -            -             -          -           -      (239,970)     (239,970)
ESOP debt repayment                              -            -             -      1,144           -             -         1,144
                                       -----------    ---------      --------    -------      ------    -----------    ----------
Balance, June 30, 1999                $    142,018   $  966,429   $ 1,859,908   $ (2,250)  $ (39,478)  $  (325,161)  $ 2,601,466
                                       ===========    =========     =========    =======      ======    ===========    ==========


See accompanying Notes to Consolidated Financial Statements.






                     Summit Bancorp and Subsidiaries
               Notes to Consolidated Financial Statements
                               (Unaudited)

1.) Basis of Presentation

The accompanying financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated financial position of Summit Bancorp and subsidiaries (Summit Bancorp), the consolidated results of operations, changes in cash flows and changes in shareholders' equity. All significant intercompany accounts and transactions have been eliminated in consolidation. In all material respects, the financial statements presented comply with the current reporting requirements of supervisory authorities. Certain prior period amounts have been reclassified to conform to the financial statement presentation of 1999. For additional
information  and  disclosures   required  under  generally  accepted  accounting
principles,  reference is made to Summit  Bancorp's  1998 Annual  Report on Form
10-K.

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

On August 1, 1999, Summit Bancorp competed the acquistion of Prime Bancorp. Prime Bancorp was headquartered in Fort Washington, Pennsylvania and operated 27 branches with $1.0 billion in assets. This acquisition was accounted for as a purchase, with the issuance of approximately 7.4 million shares of treasury stock.

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

-------------------------------------------------------------------------------------------
(in  thousands,  except per share data) Three  months  ended June 30, Six months ended June 30,
-------------------------------------------------------------------------------------------
                                       1999          1998             1999          1998
-------------------------------------------------------------------------------------------
Net Income                           $120,337      $118,477          $239,078      $230,894
===========================================================================================
Basic weighted-average
  common shares outstanding           170,656       176,127           172,216       176,528
Plus:Common stock equivalents           1,626         2,105             1,645         2,211
-------------------------------------------------------------------------------------------
Diluted weighted-average
  common shares outstanding           172,282       178,232           173,861       178,739
===========================================================================================
Net income per common share:
Basic                                $   0.71      $   0.67          $   1.39      $   1.31
Diluted                                  0.70          0.66              1.38          1.29
-------------------------------------------------------------------------------------------






4.) Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of Summit Bancorp. With the issuance of SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the effective date of FASB Statement No.133" the effective date of SFAS No. 133 has been deferred to all fiscal years beginning after June 15, 2000.

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage- Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by an Mortgage Banking Enterprise." This statement is an amendment of SFAS No. 65. "Accounting for Certain Mortgage Banking Activities," and requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or retained interests based on its ability and intent to sell or hold those investments. This statement is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of the provisions of SFAS No. 134 did not have a material impact on the financial position or results of operations of Summit Bancorp.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Summit Bancorp is a bank holding company headquartered in Princeton, New Jersey. Summit Bancorp owns bank subsidiaries in New Jersey, Pennsylvania and Connecticut and several active non-bank subsidiaries. Summit Bancorp's bank subsidiaries provide a broad range of retail, insurance, commercial and private banking services as well as trust and investment services to individuals, businesses, not-for-profit organizations, government entities and other financial institutions. These services are provided through an extensive branch network, including supermarket branches and private banking facilities, as well as through automated teller machines, personal computers and the internet.

FINANCIAL CONDITION

Total assets at June 30, 1999, were $34.2 billion, an increase of $1.1 billion, or 3.4 percent, from year-end 1998. The growth came most notably from the loan and securities portfolios, and was generally funded with savings and time deposits, and borrowed funds. The purchase of New Canaan Bank and Trust Company added $208.5 million to total assets.

Total securities at June 30, 1999 were $10.8 billion, an increase of $774.1 million, or 7.7% from year-end 1998. Securities held to maturity at June 30, 1999, were $6.4 billion and mainly comprised of $4.2 billion of U.S. Government and Federal agency securities, $2.1 billion of other securities, predominately corporate collateralized mortgage obligations ("CMOs"), and $132.2 million of state and political subdivision securities. These securities increased $362.7 million or 6.0 percent from year-end 1998, primarily as cash flows from increased borrowings were invested in securities held to maturity. For the six months of 1999, $1.6 billion of held to maturity securities were purchased, offset by principal repayments and maturities of $1.3 billion. At June 30, 1999, and December 31, 1998, net unrealized (losses) gains on securities held to maturity amounted to ($140.2) million and $15.0 million, respectively. At June 30, 1999, securities available for sale amounted to $4.4 billion and were predominately comprised of U.S. Government and Federal agency securities. These securities increased $405.0 million, or 10.2 percent, from year-end 1998. The increase resulted from $2.0 billion in purchases partially offset by sales and maturities of $1.6 billion.

At June 30, 1999, total loans amounted to $21.5 billion, an increase of $412.2 million, or 2.0 percent, from year-end 1998. Increases in commercial loans of $369.6 million, commercial mortgages of $9.2 million and consumer loans of $264.4 million were offset by the $231.0 million decrease in residential mortgages. The increase in commercial loans was primarily related to growth in asset based lending and commercial media. The decline in residential mortgages of $231.0 million or 4.0 percent from December 31, 1998 was due to mortgage sales and prepayments exceeding the demand for new loans. Mortgage loans held for sale amounted to $91.7 million, $183.3 million and $115.7 million for the periods ended June 30, 1999, December 31, 1998, and June 30, 1998, respectively. The increase in the consumer loan portfolio can generally be attributed to purchases of home equity loans.

Total deposits were $23.4 billion at June 30, 1999, an increase of $297.8 million, or 1.3 percent, from December 31, 1998. Savings and time deposits at $17.9 billion, increased $644.6 million, or 3.7 percent, from December 31, 1998. The growth came most notably from Summit's new cash management product, the Summit Navigator account, which increased $1.9 billion from year-end 1998. Partially offsetting this increase was a decrease in commercial certificates of deposit $100,000 and over, which were down $276.6 million, or 28.8 percent, compared to December 31, 1998. Also decreasing were demand deposits, which declined $70.2 million, or 1.4 percent, from year-end 1998 to $4.9 billion. The decrease in demand deposits came mainly from business accounts.

Other borrowed funds at June 30, 1999, increased $544.7 million, or 14.6 percent, from December 31, 1998, to $3.7 billion. The increase in other borrowed funds can be attributed to increases in short-term repurchase agreements, partially offset by a decrease in federal funds purchased. Long-term debt at June 30, 1999, increased $429.2 million, or 12.0 percent, from December 31, 1998, to $4.0 billion. The increase in long-term debt was principally the result of the increase in repurchase agreements and Federal Home Loan Bank notes. Included in long-term debt at each of the periods presented are $150.0 million of 8.4 percent pass-through securities qualifying as Tier I Capital.

Total shareholders' equity at June 30, 1999 was $2.6 billion, a decrease of $121.0 million or 4.4 percent from December 31, 1998. The decrease was primarily attributed to the purchase of Treasury stock. Treasury stock at June 30, 1999 amounted to $325.2 million and was comprised of 7.9 million shares. On August 1, 1999, approximately 7.4 million shares were used with the acquisition of Prime Bancorp. Included in shareholders' equity at June 30, 1999, was accumulated other comprehensive income (loss), net of tax, amounting to ($39.5) million, compared to $12.1 million at year-end 1998. Accumulated other comprehensive income is comprised principally of unrealized gains and losses on securities available for sale. The decline in accumulated other comprehensive income was due to the increase in interest rates, having a negative effect on fixed income securities.

Summit Bancorp's capital ratios for June 30, 1999, compared to select prior periods and regulatory requirements, are shown in the following table. Summit Bancorp's bank subsidiaries met the well-capitalized requirements for each of the periods presented. The decreases in the ratios at June 30, 1999, were principally attributable to treasury stock purchases and asset growth.


-----------------------------------------------------------------------------------------------
                                     Minimum
                                         June 30,    Dec. 31,   June 30,  Required  Well
Selected Capital Ratios                     1999       1998       1999    Capital   Capitalized
-----------------------------------------------------------------------------------------------
Equity to assets                            7.60%       8.22%    8.29%        -%       -%
Leverage ratio                              7.47        8.00     8.39      3.00      5.00
Tier I capital                              9.97       10.86    11.68      4.00      6.00
Total risk-based capital                   11.76       12.72    13.76      8.00     10.00
-----------------------------------------------------------------------------------------------

Non-Performing Assets

Non-performing  assets include  non-performing loans and other real estate owned
(OREO) and are shown in the following table as of the dates indicated.

------------------------------------------------------------------------------
Non-performing Assets          June 30,          Dec. 31,          June 30,
(in thousands)                    1999              1998              1998
------------------------------------------------------------------------------
Non-performing loans:
  Commercial and industrial    $76,737           $55,245           $46,405
  Commercial mortgage           11,764            26,446            22,484
  Construction and development   6,324             5,046             2,566
------------------------------------------------------------------------------
   Non-performing loans         94,825            86,737            71,455
OREO, net                        6,342             2,829             8,913
------------------------------------------------------------------------------
   Non-performing assets      $101,167           $89,566           $80,368
------------------------------------------------------------------------------
Non-performing loans to
  total loans                     0.44%             0.41%             0.36%
Non-performing assets to total
  loans and OREO                  0.47              0.42              0.41
------------------------------------------------------------------------------


The average balances of non-performing loans amounted to $83.9 million, $87.5 million and $75.5 million, for the six months ended June 30, 1999, December 31, 1998 and June 30, 1998, respectively. Interest income received on non-performing loans amounted to $1.2 million for the six months ended June 30, 1999, compared to $1.0 million for the six months ended June 30, 1998.

Loans, not included in the table above, which are past due 90 days or more amounted to $37.7 million, $45.3 million and $57.0 million at June 30, 1999, December 31, 1998, and June 30, 1998, respectively. These loans are primarily residential mortgage and consumer loans which are well secured and in the process of collection.

Potential problem loans, which are also excluded from the table above, are loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans amounted to $64.5 million, $8.0 million and $11.3 million at June 30, 1999, December 31, 1998, and June 30, 1998, respectively. The increase in potential problem loans at June 30,1999 was attributed to one borrower, with a total relationship of approximately $60.0 million. Subsequent to June 30, 1999 there was a deterioration in this borrower's credit quality. As a result, management expects to transfer this credit from potential problem loans to nonaccrual loans in the third quarter. As of the date of this filing, the loss exposure on this credit and its potential impact on the provision for loan losses cannot be reasonably estimated.




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

Specific reserves, if any, are determined through a loan-by-loan analysis of non-performing loans, with assessments made on the borrower's ability to repay and the fair value of the underlying collateral for collateral-dependent loans. If a loan's carrying value is in excess of the discounted expected cash flows or the value of the underlying collateral, the excess is specifically reserved or charged off. The level of specific reserves is generally the smallest component of the allowance for loan losses.

There are three steps in the calculation of the general reserves. Reserves are first determined by applying historical loss factors to each loan and unused commitment by business segment and loan grade. The historical loss factors are calculated using a trailing six quarter loss migration analysis. Adjustments are then made to the historical loss factor based on six quantitative objective elements ("Delinquency", "Non-performing Assets", "Watch Lists", "Charge-offs", "Concentrations of Credit", and "Recoveries", and three subjective elements ("Economic Conditions", "Credit Audit's Rating", and "Other Factors"), which have been developed to provide greater accuracy to the process. This methodology is applied to both the commercial and retail portfolios. The reserves calculated for the retail portfolios (residential mortgages and consumer loans) are generally sufficient to absorb one year of expected losses. For the commercial portfolios, the historical loss factor, inclusive of the adjustment, is then compared to minimum reserve levels for each loan grade. The larger of the two factors are used in the determination of the reserves. The minimum level of reserves by loan classification is .25% for pass loans, .75% for close follow loans, 1% for special mention loans, 10% for substandard loans, 50% for doubtful loans, and 100% for loss loans. These minimum reserve levels have been consistently applied for all reported periods.

The last component of the loan loss reserve is the unallocated reserve. The unallocated reserve is based upon management's evaluation of the underlying inherent risk in the loan portfolio. The appropriate level of reserves in the aggregate is based on several factors: industry concentrations, delinquency trends, economic trends, loan growth relative to the overall allowance, the level of substandard assets and allocated reserves and the level of unallocated reserves, to the total loan portfolio. The unallocated portion of the allowance for loan losses, in excess of specific and general reserves, was $154.2 million at June 30, 1999, compared to $164.5 million at December 31, 1998.

The 1999 provision for loan losses for the second quarter was $16.5 million, a $1.5 million decrease from the prior year, and $33.0 million, for the six months ended, unchanged from the same period a year ago. Provision for loan losses are charged to expense to bring the allowance for loan losses at a level deemed appropriate by management to cover the credit risk inherent in the loan portfolio. The provision for loan losses may vary from quarter to quarter due to loan growth or if there is a significant increase in the inherent risk in the loan portfolios.


Transactions in the allowance for loan losses, by loan category, for the six month periods ended June 30, 1999, and 1998 and selected loan quality ratios for the dates indicated are shown in the following tables:

Allowance for Loan Losses                          Three months ended        Six months ended
                                                        June 30,                 June 30,
(in thousands)                                     1999         1998        1999         1998
------------------------------------------------------------------------------------------------

Balance, Beginning of period                     $328,302     $301,264     $322,814     $296,494
        Allowance of acquired institutions              -            -        2,140            -
        Provision for loan losses                  16,500       18,000       33,000       33,000
------------------------------------------------------------------------------------------------
                                                  344,802      319,264      357,954      329,494
------------------------------------------------------------------------------------------------
        Loans charged off:
                Commercial and industrial          20,268        2,824       28,399       11,490
                Construction and development            -          939           13        1,295
                Commercial mortgage                 1,070        1,847        2,272        2,107
                Residential mortgage                  322        3,330        2,948        3,649
                Consumer                            7,178        8,524       15,165       17,856
------------------------------------------------------------------------------------------------
                Total loans charged off            28,838       17,464       48,797       36,397
------------------------------------------------------------------------------------------------
        Recoveries:
                Commercial and industrial           2,348        1,755        5,865        6,404
                Construction and development          452        1,019          847        2,817
                Commercial mortgage                   193        1,431          741        1,718
                Residential mortgage                  116          555          435          829
                Consumer                            2,627        2,193        4,655        3,888
------------------------------------------------------------------------------------------------
        Total recoveries                            5,736        6,953       12,543       15,656
------------------------------------------------------------------------------------------------
        Net charge offs                            23,102       10,511       36,254       20,741
------------------------------------------------------------------------------------------------
Balance, end of period                           $321,700     $308,753     $321,700     $308,753
================================================================================================

------------------------------------------------------------------------------
                                    Jun. 30,     Dec. 31,     Jun.30
                                      1999         1998        1998
------------------------------------------------------------------------------
Net charge offs to average loans:
        Quarter to date                0.44%       0.23%       0.22%
        Year-to-date                   0.34        0.23        0.22
Allowance for loan losses to:
        Total loans                    1.49        1.53        1.57
        Non-performing loans         339.26      372.18      432.09
        Non-performing assets        317.99      360.42      384.17
-----------------------------------------------------------------------------

As a result of charge offs of several large credits, net charge offs for the quarter amounted to $23.1 million, and increase of $12.6 million over the prior year.

Summit Bancorp and Subsidiaries
Consolidated Average Balance Sheets with Resultant Interest and Rates
Unaudited
(Tax-equivalent basis, dollars in thousands)


                                            Three Months Ended
                                            ----------------------------------------------------------------------------------------
                                            June 30, 1999                                   June 30, 1998
                                            ----------------------------------------        ----------------------------------------
                                             Average                    Average           Average                       Average
                                             Balance     Interest         Rate            Balance        Interest         Rate
                                            ---------   -----------    -----------       -----------    -----------    ---------
ASSETS
Interest-earning assets:
 Federal funds sold and securities
  purchased under agreements to resell   $     29,167   $     350           4.81 %    $     15,035   $        236           6.30 %
 Interest-bearing deposits with banks          23,716         262           4.43            24,770            375           6.07
 Securities:
  Trading account securities                   11,222         183           6.54            22,661            360           6.37
  Securities available for sale             3,988,952      60,357           6.05         4,816,731         76,938           6.39
  Securities held to maturity               6,551,577     101,871           6.22         4,402,545         70,391           6.40
                                          -----------   ---------    -----------       -----------    -----------    -----------
   Total securities                        10,551,751     162,411           6.16         9,241,937        147,689           6.39
                                          -----------   ---------    -----------       -----------    -----------    -----------
 Loans, net of unearned discount:
  Commercial                                7,377,701     141,791           7.71         6,528,314        137,113           8.42
  Commercial mortgage                       2,895,640      58,054           8.02         2,833,291         59,696           8.43
  Residential mortgage                      5,536,378      98,631           7.13         5,721,791        104,842           7.33
  Consumer                                  5,458,995     109,760           8.06         4,359,659         91,587           8.43
                                          -----------   ---------    -----------       -----------    -----------    -----------
   Total loans                             21,268,714     408,236           7.70        19,443,055        393,238           8.11
                                          -----------   ---------    -----------       -----------    -----------    -----------
   Total interest-earning assets           31,873,348     571,259           7.19        28,724,797        541,538           7.56
                                          -----------   ---------    -----------       -----------    -----------    -----------
Non-interest earning assets:
 Cash and due from banks                      958,692                                       1,005,805
 Allowance for loan losses                   (330,913)                                       (305,566)
 Other assets                               1,175,609                                         965,884
                                          -----------                                     -----------
   Total non-interest earning assets        1,803,388                                       1,666,123
                                          -----------                                     -----------
Total Assets                             $ 33,676,736                                    $ 30,390,920
                                         ============                                    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
 Savings deposits                        $ 10,760,700      71,216           2.65 %    $  9,419,197         60,329           2.57 %
 Time deposits                              6,948,494      86,131           4.97         7,071,065         93,377           5.30
 Commercial certificates of
  deposit $100,000 and over                   797,238       9,460           4.76           906,884         12,302           5.44
                                          -----------   ---------    -----------       -----------    -----------    -----------
   Total interest-bearing deposits         18,506,432     166,807           3.62        17,397,146        166,008           3.83
                                          -----------   ---------    -----------       -----------    -----------    -----------
Other borrowed funds                        3,259,556      38,642           4.76         3,690,155         50,105           5.45
Long-term debt                              3,975,757      54,671           5.50         1,742,456         27,382           6.29
                                          -----------   ---------    -----------       -----------    -----------    -----------
   Total interest-bearing liabilities      25,741,745     260,120           4.05        22,829,757        243,495           4.28
                                          -----------   ---------    -----------       -----------    -----------    -----------
Non-interest bearing liabilities:
 Demand deposits                            4,781,326                                       4,510,854
 Other liabilities                            518,481                                         389,433
                                          -----------                                     -----------
   Total non-interest bearing liabilities   5,299,807                                       4,900,287
 Shareholders' equity                       2,635,184                                       2,660,876
                                          -----------                                     -----------
Total Liabilities and
   Shareholders' Equity                  $ 33,676,736                                    $ 30,390,920
                                         ============                                    ============

Net interest spread                                       311,139           3.14 %                        298,043           3.28 %
                                                                        ========                                         =======
Tax-equivalent basis adjustment                            (2,548)                                         (3,150)
                                                       -----------                                     -----------
Net interest income                                   $    308,591                                    $    294,893
                                                      ============                                    ============
Net interest margin                                                         3.92 %                                          4.16 %
                                                                        ========                                         =======



Summit Bancorp and Subsidiaries
Consolidated Average Balance Sheets with Resultant Interest and Rates
Unaudited
(Tax-equivalent basis, dollars in thousands)

                                                                                     Year to Date
                                             ------------------------------------------------------------------------------------
                                             June 30, 1999                                   June 30, 1998
                                             -----------------------------------------       --------------------------------------
                                               Average                    Average           Average                       Average
                                               Balance     Interest         Rate            Balance        Interest         Rate
                                              ----------  -----------    -----------       -----------    -----------    -----------
ASSETS
Interest-earning assets:
 Federal funds sold and securities
  purchased under agreements to resell      $     19,959   $     495           5.00 %    $     22,072   $        643           5.87%
 Interest-bearing deposits with banks             28,699         712           5.00            25,911            806           6.27
 Securities:
  Trading account securities                      10,599         286           5.44            27,863            942           6.82
  Securities available for sale                3,973,019     120,308           6.06         5,089,824        162,581           6.39
  Securities held to maturity                  6,389,949     199,458           6.24         4,187,363        134,302           6.41
                                             -----------  ----------    -----------       -----------    -----------    -----------
   Total securities                           10,373,567     320,052           6.17         9,305,050        297,825           6.40
                                             -----------  ----------    -----------       -----------    -----------    -----------
Loans, net of unearned discount:
 Commercial                                    7,268,132     277,402           7.70         6,363,227        265,659           8.42
 Commercial mortgage                           2,885,058     115,852           8.03         2,801,791        118,832           8.48
 Residential mortgage                          5,626,686     201,645           7.17         5,722,116        209,628           7.33
 Consumer                                      5,438,268     218,432           8.10         4,314,428        180,654           8.44
                                             -----------    --------    -----------       -----------    -----------    -----------
  Total loans                                 21,218,144     813,331           7.73        19,201,562        774,773           8.14
                                             -----------    --------    -----------       -----------    -----------    -----------
  Total interest-earning assets               31,640,369   1,134,590           7.23        28,554,595      1,074,047           7.59
                                             -----------   ---------    -----------       -----------    -----------    -----------
Non-interest earning assets:
 Cash and due from banks                         956,857                                       1,017,587
 Allowance for loan losses                      (328,133)                                       (303,828)
 Other assets                                  1,149,459                                         956,368
                                             -----------                                     -----------
   Total non-interest earning assets           1,778,183                                       1,670,127
                                             -----------                                     -----------
Total Assets                                $ 33,418,552                                    $ 30,224,722
                                            ============                                    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
 Savings deposits                           $ 10,416,033   $ 133,105           2.58 %    $  9,478,456   $    121,881           2.59%
 Time deposits                                 7,035,370     175,644           5.03         7,163,649        188,693           5.31
 Commercial certificates of
  deposit $100,000 and over                      885,793      21,035           4.79           912,386         24,559           5.43
                                             -----------   ---------    -----------       -----------    -----------    -----------
   Total interest-bearing deposits            18,337,196     329,784           3.63        17,554,491        335,133           3.85
                                             -----------   ---------    -----------       -----------    -----------    -----------
Other borrowed funds                           3,335,296      80,129           4.84         3,588,557         96,893           5.44
Long-term debt                                 3,831,036     105,308           5.50         1,630,478         51,640           6.33
                                             -----------   ---------    -----------       -----------    -----------    -----------
   Total interest-bearing liabilities         25,503,528     515,221           4.07        22,773,526        483,666           4.28
                                             -----------   ---------    -----------       -----------    -----------    -----------
Non-interest bearing liabilities:
 Demand deposits                               4,733,528                                       4,402,440
 Other liabilities                               498,354                                         381,470
                                             -----------                                     -----------
   Total non-interest bearing liabilities      5,231,882                                       4,783,910
 Shareholders' equity                          2,683,142                                       2,667,286
                                             -----------                                     -----------
Total Liabilities and Shareholders' Equity  $ 33,418,552                                    $ 30,224,722
                                            ============                                    ============

Net interest spread                                          619,369           3.16 %                        590,381           3.31%
                                                                              =====                                          ======
Tax-equivalent basis adjustment                               (5,434)                                         (6,330)
                                                         -----------                                     -----------
Net interest income                                     $    613,935                                    $    584,051
                                                        ============                                    ============
Net interest margin                                                            3.95 %                                          4.17%
                                                                              ======                                          =====

RESULTS OF OPERATIONS


Net income for the quarter ended June 30, 1999, was $120.3 million, or $.71 per basic share, compared to $118.5 million, or $.67 per basic share, for the second quarter of 1998. On a diluted per share basis, net income for the three months ended June 30, 1999, was $.70 per diluted share compared to $.66 for the same period in 1998.

For the six months ended June 30, 1999, net income was $239.1 million or $1.39 per basic share compared to $230.9 million or $1.31 per basic share. On a diluted basis, net income for the six months ended, was $1.38 per diluted share, compared to $1.29 for the six months ended June 30, 1998.

The following are key performance indicators for the three and six month periods ended June 30, 1999 and 1998. The cash-based financial data excludes the after tax impact of amortization of goodwill and other intangibles.

-----------------------------------------------------------------------------
                                  Three months ended      Six months ended
                                        June 30,                June 30,
                                     1999      1998          1999       1998
-----------------------------------------------------------------------------
FINANCIAL DATA:
  Net income                     $120,337  $118,477      $239,078   $230,894
     Per share diluted               0.70      0.66          1.38       1.29
     Return on average assets        1.43%     1.56%         1.44%      1.54%
     Return on average equity       18.32     17.86         17.97      17.46
     Efficiency ratio               51.20     49.81         50.88      50.83
-----------------------------------------------------------------------------
CASH BASED FINANCIAL DATA*:
  Net income                     $126,597   $122,709      $251,000   $239,390
     Per share-diluted               0.73      0.69          1.44       1.34
     Return on average
       tangible assets               1.52      1.63          1.53       1.61
     Return on average
      tangible equity               21.87     19.78         21.24      19.37
     Efficiency Ratio               49.61     48.59         49.36      49.59
-----------------------------------------------------------------------------
*
Cash-based financial data excludes the after tax impact of amortization of goodwill and other intangibles.

Net Interest Income

Interest income on a tax-equivalent basis was $1.1 billion for the six months ended June 30, 1999, an increase of $60.5 million, or 5.6 percent, compared to a year ago. Interest-earning assets averaged $31.6 billion, an increase of $3.1 billion, or 10.8 percent, compared to the prior year period. The increase in interest-earning assets contributed $116.1 million to the increase in tax-equivalent interest income, partially offset by a decline of $55.6 million due to the reduction in the yield. The rate earned on interest-earning assets decreased 36 basis points to 7.23 percent in the 1999 period. The decrease was generally the result of a lower interest rate environment as compared to last year.

Interest expense increased $31.6 million, or 6.5 percent, for the six months ended June 30, 1999, compared to the same period in 1998. The $2.7 billion growth in the average balance of interest-bearing liabilities to $25.5 billion in the 1999 period contributed $62.5 million to the increase in interest expense. This increase was partially offset by a decrease of $31.0 million in interest expense resulting from a decline in rates paid on interest-bearing liabilities. The rate paid on interest-bearing liabilities decreased 21 basis points to 4.07 percent in the 1999 period.

Net interest income on a tax-equivalent basis was $619.4 million for the six months ended June 30, 1999, an increase of $29.0 million, or 4.9 percent, compared to the same period in 1998. The net interest spread percentage on a tax-equivalent basis (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) was 3.16 percent for the six months ended June 30, 1999, compared to 3.31 percent for the prior year period. Net interest income on a tax-equivalent basis as a percentage of average interest-earning assets was 3.95 percent for the six months ended June 1999, compared to 4.17 percent during the same period in 1998. The decline in net interest margin can be attributed primarily to narrower spreads in a lower interest rate environment, the change in deposit mix, and the purchase of treasury stock.


The rate/volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates over the periods. Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values.

Rate/VolumeTable
                              Three Months ended June 30,  Six months ended June 30,
                                  1999 versus 1998           1999 versus 1998
                              ---------------------------  -------------------------
                              Due to change in:            Due to change in:
(In millions)                 -----------------            -----------------
(Tax-equivilent basis)        Volume   Rate   Total        Volume   Rate   Total
------------------------------------------------------------------------------------
Interest Income
 Loans
  Commercial                 $  16.9 $(12.2)  $ 4.7        $ 35.7  $(24.0)  $11.7
  Commercial mortgage            1.3   (2.9)   (1.6)          3.5    (6.5)   (3.0)
  Residential mortgage          (3.4)  (2.8)   (6.2)         (2.3)   (5.6)   (7.9)
  Consumer                      22.2   (4.1)   18.1          45.1    (7.3)   37.8
------------------------------------------------------------------------------------
   Total Loans                  37.0  (22.0)   15.0          82.0   (43.4)   38.6
  Securities HTM                33.5   (2.0)   31.5          68.8    (3.7)   65.1
  Securities AFS               (12.7)  (3.9)  (16.6)        (34.2)   (8.1)  (42.3)
  Other interest-earning assets   -    (0.2)   (0.2)         (0.5)   (0.4)   (0.9)
------------------------------------------------------------------------------------
   Total Interest Earning
     Assets                     57.8  (28.1)    29.7        116.1   (55.6)   60.5
------------------------------------------------------------------------------------
Interest  Expense
 Deposits
  Savings Deposits               8.9    2.0     10.9         11.7    (0.5)   11.2
  Time deposits                 (1.6)  (5.7)    (7.3)        (3.3)   (9.7)  (13.0)
  Commercial CD's>$100M         (1.4)  (1.4)    (2.8)        (0.7)   (2.8)   (3.5)
----------------------------------------------------------------------------------
     Total Time Deposits         5.9   (5.1)     0.8          7.7   (13.0)   (5.3)
  Other borrowed funds          (5.5)  (6.0)   (11.5)        (6.5)  (10.4)  (16.9)
  Long-term debt                31.1   (3.8)    27.3         61.3    (7.6)   53.7
----------------------------------------------------------------------------------
   Total Interest Expense       31.5  (14.9)    16.6         62.5   (31.0)   31.5
----------------------------------------------------------------------------------
Net interest income-FTE      $  26.3 $(13.2)   $13.1        $53.6  $(24.6)  $29.0
----------------------------------------------------------------------------------
  Decrease in tax-equivalent adjustment          0.6                          0.9
                                              ------                        -----
  Increase in Net Interest Income             $ 13.7                        $29.9
                                              ======                        =====



Non-Interest Income

Non-interest income categories for the three and six month periods ended June 30, 1999 and 1998 are shown in the following table:

-----------------------------------------------------------------------------

(in millions)          Three months ended June 30,  Six months ended June 30,

                                          Percent                    Percent
                            1999   1998   Change     1999   1998     Change
-----------------------------------------------------------------------------

Service charges on
 deposit accounts           $29.6  $31.7   (6.6)%   $59.6   $61.9    (3.7)%
Service and loan fee income  16.0   15.2    5.3      31.6    28.1     12.5
Trust income                 12.8   10.9   18.4      24.8    21.1     17.5
Retail investment and
 insurance fees              19.0   13.2   44.3      37.0    24.8     49.1
Other                        16.4   16.1    1.3      38.8    29.3     32.5
-----------------------------------------------------------------------------
 Total non-interest
  operating income           93.8   87.1    7.8     191.8   165.2     16.1
Securities gains              2.1    3.0  (31.8)      2.3     4.5    (48.6)
-----------------------------------------------------------------------------
Total non-interest income   $95.9  $90.1    6.4%    $194.1 $169.7     14.4%
=============================================================================

Service charges on deposit accounts decreased $2.1 million, or 6.6 percent for the quarter ended June 30, 1999, compared with 1998, and decreased $2.3 million, or 3.7 percent, for the six months ended, compared with the same period a year ago. The decrease was primarily the result of lower minimum balance requirements on retail deposits resulting in lower monthly maintenance fees.

Service and loan fee income increased $0.8 million, or 5.3 percent, for the quarter ended June 30, 1999, compared with 1998, and $3.5 million, or 12.5 percent for the six months ended June 30, 1999, compared to the same period a year ago. The increase in service and loan fee income for the three months ended June 30, 1999, was primarily due to increased merchant credit card activity and mortgage servicing income.

Trust income increased $1.9 million, or 18.4 percent, for the quarter ended June 30, 1999, compared with 1998, and $3.7 million, or 17.5 percent for the six months ended June 30, 1999, compared to the same period a year ago. The increase in trust income for the three months ended June 30, 1999, was generally due to increases in asset management advisory fees, personal trust fees, and fees from sales of proprietary and third party mutual funds.

Retail investment and insurance fees increased $5.8 million, or 44.3 percent, for the quarter ended June 30, 1999, compared with 1998, and increased $12.2 million or 49.1 percent, for the six months ended, compared with the same period a year ago. The increase in retail investment and insurance fees for the three and six months ended June 30, 1999, was primarily due to increased annuity fee and insurance service fees, resulting from the acquired insurance companies, W.M. Ross and Company, August 31, 1998, and Madison Consulting Group, October 30, 1998.

Other income increased $0.3 million, or 1.3 percent, for the quarter ended June 30, 1999, compared with 1998, and $9.5 million, or 32.5 percent, for the six month period ended June 30, 1999, compared to the same period a year ago. The increase in other non-interest income for the six months ended June 30, 1999, was generally attributable to a net gain of $5.9 million on the sale of the $33.0 million credit card portfolio, which occurred in the first quarter.


Non-Interest Expense

Non-interest  expense  categories for the three and six month periods ended June
30, 1999, and 1998, are shown in the following table:

-----------------------------------------------------------------------------
(in millions)          Three months ended June 30,     Six months ended June 30,
------------------------------------------------------------------------------
                                            Percent                      Percent
                            1999    1998    Change       1999     1998   Change
--------------------------------------------------------------------------------
Salaries                    $82.6   $74.4    11.0%      $162.9  $150.9    8.0%
Pension and other
  employee benefits          29.1    27.2     7.1         59.1    53.8    9.9
Furniture and equipment      22.5    20.8     8.2         45.0    41.2    9.2
Occupancy, net               19.3    17.6     9.4         39.1    36.1    8.3
Communications                9.7     9.0     7.2         19.3    18.6    4.0
Advertising and
  public relations            5.9     6.4    (6.7)        11.5    12.3   (6.7)
Amortization of goodwill
  and other intangibles       6.5     4.7    37.9         12.4     9.4   31.1
Other                        31.6    31.8    (0.6)        63.4    61.3    3.4
------------------------------------------------------------------------------
Total non-interest expense $207.2  $191.9     8.0%      $412.7  $383.6    7.6%
==============================================================================

Salaries increased $8.2 million, or 11.0 percent, for the quarter ended June 30, 1999, compared to the same quarter in 1998, and $12.0 million, or 8.0 percent, for the six months ended June 30, 1999, compared to the same period a year ago. In addition to annual merit increases, salaries rose approximately $3.2 million and $5.7 million from acquisitions, for the three and six month periods ended, respectively. There were 8,658 full-time equivalent employees at June 30, 1999, compared to 8,350 the same period a year ago.

Pension and employee benefits increased $1.9 million, or 7.1 percent, for the three months ended June 30, 1999 compared with the same quarter in 1998, and $5.3 million, or 9.9 percent for the six months ended,June 30, 1999, compared to the same period a year ago. The increases were attributable to increased taxes and pension and incentive compensation expense related to higher levels of core salaries.

Furniture and equipment expenses increased $1.7 million, or 8.2 percent, for the quarter ended June 30, 1999, compared with the same quarter in 1998, and $3.8 million or 9.2 percent, for the six months ended June 30, 1999, compared to the same period a year ago. This increase was due to the recent bank acquisitions, equipment maintenance, bankcard service fees and increases in leasing expenses associated with computer equipment installed at branches to support teller and on-line operations.

Amortization of goodwill and other intangibles increased $1.8 million or 37.9 percent, for the three months ended June 30, 1999, and $2.9 million, or 31.1 percent, for the six months ended June 30, 1999, compared to the same period a year ago. The increase was due to the purchase acquisitions of NSS Bancorp, New Canaan Bank and Trust Company, W.M.
Ross and Company and Madison Consulting Group.

Included in other expenses, which did not vary significantly from period to period, were legal and professional fees of $7.0 million and $14.9 million, for the three and six month periods, respectively.

The effective income tax rate was 33.4 percent for the three months ended June 30, 1999, compared with 32.3 percent for the comparable 1998 period. The lower effective income tax rate for 1998 was the result of benefits received from the implementation of business strategies in the 1998 period that will not be realized in 1999.



LINES OF BUSINESS

For management purposes, Summit Bancorp is segmented into the following lines of business: Retail Banking, Commercial Banking, and Investment Services and Private Banking. The investment portfolio and activities not included in these lines are reflected in Corporate and Other. Summit Bancorp's profitability measurement system uses internal management accounting policies that ensure business line results reflect the underlying economics of each business unit, and the results are not necessarily comparable with similar information for any other financial institution.

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

In 1999, Summit Bancorp implemented a new business unit profitability system, which prospectively provides enhanced management reporting, including an enhanced methodology with respect to the allocation of the provisions for loan losses. Certain prior period information has been restated to conform to the 1999 presentation with respect to the allocation of funds transfer charges or credits for assigned assets, liabilities and equity.


Result of operations                                               Investment Servs/
Quarter Ended June 30,          Retail Banking  Commercial Banking  Private Banking   Corporate and Other    Consolidated
-----------------------------------------------------------------------------------------------------------------------------
(in millions)                   1999       1998      1999      1998     1999     1998      1999      1998      1999      1998
-----------------------------------------------------------------------------------------------------------------------------
Net interest income            202.9      189.6      68.2      66.2     14.3     13.5      23.2      25.6     308.6     294.9
Provision for loan loss          9.3        8.9       6.7       8.6      0.5      0.5         -         -      16.5      18.0

Net interest income after
 provision  for loan losses    193.6      180.7      61.5      57.6     13.8     13.0      23.2      25.6     292.1     276.9
Non-interest income             49.5       50.3      11.6      10.3     32.3     26.2       2.5       3.3      95.9      90.1
Non-interest expense           135.0      130.7      31.1      27.2     33.2     27.4       7.9       6.6     207.2     191.9
-----------------------------------------------------------------------------------------------------------------------------
Income before taxes            108.1      100.3      42.0      40.7     12.9     11.8      17.8      22.3     180.8     175.1
Federal and state income tax    36.1       33.1      13.0      13.0      4.3      3.9       7.1       6.6      60.5      56.6
-----------------------------------------------------------------------------------------------------------------------------
Net income                      72.0       67.2      29.0      27.7      8.6      7.9      10.7      15.7     120.3     118.5
=============================================================================================================================

Selectd Average Balances
------------------------
Securities                      55.0       41.0         -         -     11.4     22.6  10,485.4   9,178.3  10,551.8   9,241.9
Loans                       11,595.9   10,960.7   8,383.9   7,432.4  1,272.4  1,046.4      16.5       3.6  21,268.7  19,443.1
Assets                      11,962.6   11,362.3   8,361.9   7,508.5  1,364.1  1,111.8  11,988.1  10,408.3  33,676.7  30,390.9
Deposits                    20,667.9   19,075.4   1,006.6     961.1    770.4    733.5     842.9   1,138.0  23,287.8  21,908.0


Result of operations                                               Investment Servs/
Six months Ended June 30        Retail Banking  Commercial Banking  Private Banking   Corporate and Other     Consolidated

(in millions)                   1999      1998    1999      1998     1999     1998      1999      1998      1999      1998
--------------------------------------------------------------------------------------------------------------------------
Net interest income            402.0     377.9   135.1     129.1     28.0     26.3      48.8      50.8     613.9     584.1
Provision for loan loss         19.1      16.0    13.1      16.0      0.8      1.0         -         -      33.0      33.0
--------------------------------------------------------------------------------------------------------------------------
Net interest income after
 provision  for loan losses    382.9     361.9   122.0     113.1     27.2     25.3      48.8      50.8     580.9     551.1
Non-interest income            104.5      95.9    24.0      20.3     62.4     47.0       3.2       6.5     194.1     169.7
Non-interest expense           267.1     262.9    62.1      54.8     64.6     50.0      18.9      16.0     412.7     383.7
--------------------------------------------------------------------------------------------------------------------------
Income before taxes            220.3     194.9    83.9      78.6     25.0     22.3      33.1      41.3     362.3     337.1
Federal and state income tax    75.2      62.7    26.6      24.4      8.5      7.2      12.9      11.9     123.2     106.2
--------------------------------------------------------------------------------------------------------------------------
Net income                     145.1     132.2    57.3      54.2     16.5     15.1      20.2      29.4     239.1     230.9
==========================================================================================================================



Selectd Average Balances
------------------------
Securities                      55.0      40.9        -        -     10.6     27.8  10,308.0   9,236.4  10,373.6   9,305.1
Loans                       11,708.0  10,907.8  8,245.5  7,275.2  1,253.2  1,016.3      11.4       2.3  21,218.1  19,201.6
Assets                      12,075.5  11,379.7  8,227.0  7,350.8  1,343.4  1,088.7  11,772.7  10,405.5  33,418.6  30,224.7
Deposits                    20,330.9  19,152.6  1,005.1    936.1    753.1    700.2     981.6   1,168.0  23,070.7  21,956.9





Retail Banking

Retail Banking meets the banking needs of individuals and small businesses through traditional and supermarket branches in New Jersey, eastern
Pennsylvania, and southern Connecticut. Summit also offers its customers an expanding array of 24-hour banking services through automated teller machines, telephone banking centers, its Personal Computer Banking network, and the internet. Mortgage loans, home equity loans and lines of credit, direct and indirect consumer loans and small business commercial loans are offered through Summit Bancorp's broad network of branches.

Average loans for the quarter ended June 30, 1999,  increased  $635.2 million or
5.8 percent to $11.6 billion from the same period in 1998, primarily in the consumer lending area. Total average deposits for the second quarter of 1999 increased to $20.7 billion, up $1.6 billion from a year ago. This increase was attributable to the growth in the Summit Navigator product introduced in the fourth quarter of 1998. Net interest income for the quarter increased $13.3 million or 7.0 percent over last year. Interest income increased $5.4 million or
2.5 percent over the second quarter of 1998, resulting from the increase in loan balances. Interest expense increased $4.7 million or 3.2 percent resulting from the increased deposit balances. The increase in non-interest expense of $4.3 million is due to increases in salary and communication expenses.

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

Total average loans for the quarter ended June 30, 1999, were $8.4 billion, an increase of $951.5 million or 12.8 percent over the same period in 1998 primarily in asset-based lending and commercial media lending. Net interest income for the second quarter of 1999 increased $2.0 million or 3.0 percent from 1998, driven by the increase in average loans. Higher loan fees, account analysis service charges, advisory fees and limited partnership gains provided for the increase over prior year in non-interest income of $1.3 million. Non-interest expense increased $3.9 million over the prior year to $31.1 million due to higher salaries and indirect expenses.




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

The increase in net interest income of $0.8 million or 5.9 percent is due to higher loan volumes in 1999. The major portion of the increases in non-interest income and expense over the prior period reflects the acquisitions of W.M. Ross & Company and Madison Consulting Group, two insurance subsidiaries, in the second half of 1998. Also contributing to the increase in non-interest income is higher fee income in trust, mutual funds and annuities.

Corporate and Other

Corporate and Other is primarily comprised of the treasury function, which is responsible for managing interest-rate risk and the investment portfolios. In addition, certain revenues and expenses not considered allocable to a line of business are reflected in this area.

Net interest income declined $2.4 million or 9.4 percent from 1998, primarily due to higher equity allocations made to business lines in 1999, offset partially by growth in the securities portfolio. Asset growth was primarily due to an increase in the securities portfolios, which averaged $10.5 billion for the second quarter of 1999, up $1.3 billion or 14.2 percent from the prior year. The decrease in non-interest income in 1999 is primarily attributed to gains on security transactions in the prior period.



Year 2000 Readiness Disclosure

Issues surrounding the Year 2000 arise out of the fact that many existing computer programs use only two digits to identify a year in the date field. With the approach of the Year 2000, computer hardware and software that are not made Year 2000 ready might interpret "00" as year 1900 rather than year 2000. The Year 2000 problem is not just a technology issue; it also involves Summit Bancorp's assessment of building equipment, environmental systems, customers, suppliers and third parties.

Risks of Year 2000 Issues:

Management believes that the Year 2000 project is on schedule and that its efforts are adequate to address Year 2000 issues. However, failure to successfully resolve critical issues could have a material impact on Summit Bancorp's operations. The primary risks associated with the Year 2000 are as follows:

The first is the risk that Summit Bancorp's systems are not ready for operation by January 1, 2000. These systems must be remediated, tested, and made ready for the Year 2000 in a timely manner.

The second is the risk of operational disruption due to operational failures of third parties. Failure of one or more third parties to modify their systems in a timely manner may have a material and adverse effect on Summit Bancorp's operations. This risk is viewed as the one that is most reasonably likely to occur, therefore appropriate contingency plans are being prepared.

The third is the risk of business interruption among customers such that funding and repayment do not take place in a timely manner. As a result, there may be increases in problem loans and credit losses in future years.

State of Readiness:
Summit Bancorp has been working since 1995 to remediate its information technology ("IT") and non-IT systems for the Year 2000. All of the 330 software systems being tracked by Summit Bancorp, and the computer equipment they run on, have completed Summit Bancorp's seven-phase Year 2000 project program, which is as follows: Developing a Strategic Approach, Creating Organizational Awareness, Assessing Actions and Developing Detailed Plans, Renovating (remediating), Validating (testing), Implementing (remediated code into production), and Implementing (totally future-date certified). Additionally, Summit Bancorp has completed the above project program for certain noncritical, stand-alone personal computer (PC)-based software applications.

Testing of automated interfaces with third parties including principal settlement methods associated with major payment systems involving systems of other financial institutions and governmental agencies has been completed. In addition, Summit Bancorp has set up a test capability for its customers to test their automated interfaces with Summit Bancorp at the customer's convenience between May and September of 1999.

Non-IT systems with embedded chip technology for all building, environmental, and security systems have been remediated, tested, and confirmed as Year 2000 ready. Telecommunications software and equipment, both voice and data, have been fully remediated, tested, and confirmed as Year 2000 ready. The banking and telecommunications industries completed multiple joint end to end tests of major carriers and bank networks in the second quarter of 1999 with no Y2K related problems. Although Summit Bancorp was not one of the banks participating in these tests, review of the methodology and results support Summit Bancorp's own assessment of the Y2K readiness of the telecommunications services on which it relies.

Communication with third parties that may have a material relationship with Summit Bancorp has been initiated to determine whether they have appropriate plans to be Year 2000 ready. An inventory of important vendors has been
completed  and  Summit   Bancorp's   vendor  risk  assessment  and  preparedness
evaluation activities are ongoing. Summit Bancorp's plans to minimize third-party risk include contingency planning for important vendors. All of Summit Bancorp's significant vendors have responded to the Year 2000 inquiries made by Summit Bancorp, with approximately 87 percent claiming to be currently Year 2000 compliant. Vendor responses were reviewed for completeness and incomplete responses were followed up with additional correspondence, telephone calls or both. In some cases, Year 2000 readiness information was obtained from publicly available sources, including vendor or third party websites. Confidence levels were developed based on the quality of the vendor's responses to Summit Bancorp's written inquiries, use of publicly available information, and the vendor's prior track record in meeting its commitments to Summit Bancorp. With limited exception Summit Bancorp's suppliers have been found to be making satisfactory progress toward achieving Y2K readiness. Summit Bancorp will have appropriate contingency plans in place for those whose progress was not rated satisfactory as of June 30, 1999. Summit Bancorp has not assessed the enforceability of any representations by these vendors as to their Year 2000 compliance status, preferring to focus its Year 2000 resources on developing appropriate contingency plans where it does not have sufficient confidence in a vendor's Year 2000 status. These representations may or may not be enforceable, depending on the facts and circumstances of particular vendor relationships, but Summit Bancorp has not relied on the enforceability of such representations in its Year 2000 readiness efforts.

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

Costs to Address Year 2000 Issues:

The estimated cost of the Year 2000 project is $23 million. The project is staffed with both external contract and internal personnel. This estimate includes the cost of retention programs for key systems personnel, a portion of which will be paid beyond January 1, 2000. To date, incremental internal costs totaling $6.1 million have been incurred. These costs include compensation and benefits for internal personnel assigned full-time to the project, the retention program, and other ancillary costs. In addition, $12.0 million of external costs, including external contract personnel and payments to third parties, have been incurred to date. The total cost incurred to date is $18.1 million.

Contingency Plans:

Summit Bancorp has created certain remediation and business resumption contingency plans specific to the Year 2000 project. Remediation contingency plans address the actions to be taken if remediation of a mission-critical system falls behind schedule. Remediation for all mission critical systems has been completed. None of the three remediation contingency plans that were prepared for mission-critical systems had to be triggered. Business resumption contingency plans address the actions that will be taken if critical business functions cannot be carried out in the normal manner due to system or third-party failures. These plans supplement existing disaster recovery plans and are being updated to include potential Year 2000 related failures. Business resumption plans will be maintained current and will be tested during the remainder of 1999.




LIQUIDITY

Liquidity is the ability to meet the borrowing needs and deposit withdrawal requirements of customers and support asset growth. Principal sources of liquidity are deposit generation, access to purchased funds, maturities and repayments of loans and investment securities and interest and fee income.

The consolidated statements of cash flows present the change in cash and due from banks from operating, investing and financing activities. During the first six months of 1999, net cash provided by operating activities totaled $227.9 million. Contributing to net cash provided by operating activities were the results of operations, plus noncash expenses, and proceeds from the sales of mortgages held for sale. Partially offsetting the contributions to operating cash were funds used to originate mortgage loans held for sale and noncash revenues.

Net cash used in investing activities totaled $1.1 billion. For the six months ended June 30, 1999, net cash used in transactions involving the investment portfolios totaled $793.5 million, while the loan portfolio used $330.5 million.

Scheduled maturities and anticipated principal repayments of the held to maturity portfolio will approximate $1.3 billion throughout the balance of 1999. In addition, the securities available for sale portfolio provides another source of liquidity. These sources can also be used to meet the funding needs during periods of loan growth.

Net cash provided by financing activities totaled $780.8 million. During the first six months of 1999, other borrowed funds and long-term debt increased $973.8 million. This increase was partially offset by the purchase of common stock of $239.8 million, and the payment of common stock dividends.

Liquidity is also available through additional lines of credit and the ability to incur additional debt. The banking subsidiaries have established lines of credit with the Federal Reserve Bank and the Federal Home Loan Bank of New York and other correspondent banks, which further support and enhance liquidity. In addition, in November 1998 two of Summit Bancorp's banking subsidiaries, Summit Bank (New Jersey) and Summit Bank (Pennsylvania), executed a distribution agreement providing for the possible issuance, from time to time, of senior and subordinated notes to a maximum of $3.75 billion on an underwritten or agency basis.

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

LOOKING AHEAD

This report contains certain forward-looking statements, either expressed or implied, which are provided to assist the reader to understand anticipated future financial performance. These forward- looking statements involve certain risks, uncertainties, estimates and assumptions made by management.

Factors that may cause actual results to differ from those results expressed or implied include, but are not limited to, the interest rate environment and the overall economy, the ability of customers to repay their obligations, the adequacy of the allowance for loan losses, including realizable collateral valuations, charge offs and recoveries, the progress of integrating acquired financial institutions, competition and technological changes, including the Year 2000 issue. Although management has taken certain steps to mitigate the negative effect of the above mentioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse affect on profitability.





ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Due to the nature of Summit Bancorp's business, market risk is primarily its exposure to interest rate risk. Interest rate risk is the impact that changes in interest rates have on future earnings. The principal objective in managing interest rate risk is to maximize net interest income within the acceptable levels of risk that have been previously established by policy. This risk can be reduced by various strategies, including the administration of liability costs, the reinvestment of asset maturities and the use of off-balance sheet financial instruments. Summit Bancorp has limited risks associated with foreign currencies.

Interest rate risk is monitored through the use of simulation modeling techniques which apply alternative interest rate scenarios to periodic forecasts of future business activity, projecting the related impact to net interest income. The use of simulation modeling assists management in its continuing efforts to achieve earnings growth in varying interest rate environments.

Key assumptions in the model include anticipated prepayments on mortgage-related instruments, contractual cash flows and maturities of all financial instruments including derivatives, anticipated future business activity, deposit sensitivity and changes in market conditions. Selected core deposit rates are held constant based on the results of analysis of historical rate movements.

These assumptions are inherently uncertain, and as a result, these models cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market condition, as well as changes in management's strategies.

Based on the results of the interest simulation model as of June 30, 1999, if interest rates increase or decrease 100 basis points from current rates in an immediate and parallel shock over a twelve month period, Summit Bancorp would expect a decrease of $23.0 million in net interest income and an increase of $21.0 million in net interest income, respectively. The results of the interest simulation model as of June 30, 1999, do not represent a material change from the amounts previously reported as of December 31, 1998. The interest simulation model does not include asset and liability strategies that could be deployed to mitigate the impact of changes in the interest rate environment.

Interest rate risk management efforts also involve the use of certain derivative financial instruments for the purpose of stabilizing net interest income in a changing interest rate environment. The derivative financial instruments portfolio consists principally of interest rate swaps. At June 30, 1999, the notional values of these instruments were $272.0 million. These derivatives resulted in a reduction in net interest income of $1.0 million for the first six months of 1999. The cost to terminate these contracts at June 30, 1999, would have been $103.5 thousand.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Based upon advice of Summit Bancorp's legal department, management does not believe that the ultimate disposition of the litigation discussed below will have a material adverse effect on the financial position and results of operation of Summit Bancorp and its subsidiaries, taken as a whole.

1. Annette Loatman on behalf of herself and all others similarly situated v. United Jersey Bank, U.S. District Court for the District of New Jersey, Civil Action No. 95-5258 (JBS), filed on October 4, 1995, Robert M. Gundle, III, on behalf of himself and all others similarly situated v. Summit Bank, successor in interest to United Jersey Bank, U.S. District Court for the District of New Jersey, Civil Action No. 96- 4477 (JBS), filed on October 14, 1996, and Annette Loatman, on behalf of herself and all others similarly situated v. United Jersey Bank, Superior Court of New Jersey, Camden County, Docket No. L-3527-96 ("the State Action"), filed April 24, 1996, dismissed without prejudice pending the outcome of the federal actions on December 9, 1996, and reinstated October 15, 1997 with Robert M. Gundle, III as an additional named plaintiff.

Reported on Form 10-K for the period ended December 31, 1998 and on Form 10-Q for the period ended March 31, 1999. On March 30, 1999, plaintiffs filed a motion for partial summary judgment as to liability on their New Jersey Consumer Fraud Act claim. The Bank opposed this motion and filed a cross-motion for dismissal of plaintiffs' Consumer Fraud Act claim. On July 23, 1999, the Court entered an order denying the plaintiffs' motion for partial summary judgment and granting the Bank's cross-motion for partial summary judgment dismissing the plaintiffs' New Jersey Consumer Fraud Act claim.


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

Reported on Form 10-K for the period ended December 31, 1998 and on Form 10-Q for the period ended March 31, 1999. In the Preference Action, all fact and expert discovery has been concluded. Summit Bank and NatWest Bank have filed motions for summary judgment and the court has scheduled oral argument on the motions for August 20, 1999. The court has also set September 13, 1999 as the trial date for the Preference Action if the summary judgment motions are denied. All other pending cases are inactive.

3. Daniel Iverson, Lawrence Cohen and Terri Cohen, on behalf of themselves and all others similarly situated v. Collective Bank, a federally chartered savings bank organized under the laws of the United States of America (improperly named as Collective Bancorp, Inc., a Delaware corporation), on behalf of itself and all others similarly situated. Superior Court of New Jersey, Atlantic County, Docket No. ATL- L-2578-95, filed on July 26, 1995.

Reported on Form 10-K for the period ended December 31, 1998 and on Form 10-Q for the period ended March 31, 1999. On January 27, 1999, the New Jersey Supreme Court entered an order granting Collective's motion for leave to cross appeal the Appellate Division's ruling concerning federal preemption. The Supreme Court has not yet scheduled a date to hear the parties' appeals.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          (3) A. #Restated Certificate of Incorporation of Summit Bancorp., as restated August 16, 1999.

          (4) A. #Rights Agreement, dated as of June 16, 1999, by and between Summit Bancorp and First Chicago Trust Company of New York, as Rights agent (incorporated by reference to Exhibit
               4.1 on Form 8-K dated June 16, 1999).

          (10) HH. (i) Summit Bancorp. Executive Severance Plan
               Participation Letter, for James J. Lynch and (ii) Termination Agreement between Summit Bancorp. and James J. Lynch

          (27) Summit Bancorp. Financial Data Schedule - June 30, 1999.

  (b)   Reports on Form 8-K

         In a current report on Form 8-K dated June 16, 1999, the Registrant under Item 5, Other Events, reported the declaration of a dividend distribution of one Preferred Stock Purchase Right for each outstanding Common Share of the Corporation, payable as of August 16, 1999 to shareholders of record on that date. Each Right entitles the registered holder to purchase from the Corporation one one-hundredth (1/100) of a preferred share of the Corporation, designated as Series S Preferred Shares, upon the occurrence of certain events set forth in the Rights Agreement dated as of June 16, 1999 between Summit Bancorp and First Chicago Trust Company of New York, as Rights Agent.


                                SIGNATURE



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    SUMMIT BANCORP
                                       Registrant



  DATE: August 16, 1999 BY:                /s/Paul V. Stahlin
                                        --------------------------
                                           Paul V. Stahlin
                                     Senior Vice President, Comptroller
                                   and Principal Accounting Officer
                                         (Duly Authorized Officer)

                          EXHIBIT INDEX


  Exhibit No.                   Description

  (3)     A. #Restated Certificate of Incorporation of Summit
             Bancorp., as restated August 16, 1999.

  (4) A. #Rights Agreement, dated as of June 16, 1999, by and between Summit Bancorp and First Chicago Trust Company of New York, as Rights agent (incorporated by reference to Exhibit 4.1 on Form 8-K dated June 16, 1999).

  (10)    HH. (i) Summit Bancorp. Executive Severance Plan Participation
               Letter for James J. Lynch and (ii) Termination Agreement between Summit Bancorp. and James J. Lynch

  (27)    Summit Bancorp. Financial Data Schedule - June 30, 1999.