Form 10-Q
period 1999-09-30
SUMMIT BANCORP/NJ/
filed 1999-11-15
CIK 101320

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1999
                              _______________________________________________
                                                or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________to _________________________

Commission File Number:          1-6451
                       ____________________________

                                          SUMMIT BANCORP.

                       (Exact name of registrant as specified in its charter)

  New Jersey                                                      22-1903313
_____________________________________________________________________________
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

 301 Carnegie Center, P.O. Box 2066, Princeton, New Jersey        08543-2066
_____________________________________________________________________________
(Address of principal executive offices)                          (Zip Code)

                             			  (609) 987-3200
_____________________________________________________________________________
             (Registrant's telephone number, including area code)

_______________________________________________________________________________
(Former name,former address and former fiscal year,if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [X] Yes   [ ] No

        As of October 31, 1999 there were 173,768,176 shares of common stock,
                         $.80 par value, outstanding.






                                  Summit Bancorp
                                     Form 10-Q
                                       Index
                                                                       Page No.
Part I   Financial Information

Item 1.  Financial Statements-Unaudited

         Consolidated Balance Sheets-
            September 30, 1999, December 31, 1998 and September 30, 1998 .... 2

         Consolidated Statements of Income-
            Three and Nine Months Ended September 30, 1999 and 1998 ..........3

         Consolidated Statements of Cash Flows-
            Nine Months Ended September 30, 1999 and 1998 ....................4

         Consolidated Statements of Shareholders' Equity-
            Nine Months Ended September 30, 1999 and 1998 ....................5

         Notes to Consolidated Financial Statements ..........................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .................................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........22

Part II. Other Information

Item 1.  Legal Proceedings ..................................................22

Item 2.  Changes in Securities and Use of Proceeds ..........................24

Item 3.  Defaults Upon Senior Securities ....................................24

Item 4.  Submissions of Matters to a Vote of Security Holders ...............24

Item 5.  Other Information ..................................................24

Item 6.  Exhibits and Reports on Form 8-K ...................................24

         Signature ..........................................................25

         Exhibit Index ......................................................26




                               Summit Bancorp and Subsidiaries
                                 Consolidated Balance Sheets
                                          Unaudited
                                        (In thousands)

                                            Sept. 30,    Dec. 31,    Sept. 30,
                                               1999        1998        1998
                                            ---------- -----------  ----------
Assets
Cash and due from banks                     $1,084,844  $1,129,859  $1,088,352
Federal funds sold and securities purchased
   under agreements to resell                    3,384      28,829       1,000
Interest-bearing deposits with banks            45,742      26,360      19,763
Securities:
   Trading account securities                   13,072      12,553      15,962
   Securities available for sale             5,187,430   3,970,941   4,432,791
   Securities held to maturity               5,951,191   6,015,810   5,358,215
                                            ----------   ---------   ---------
        Total securities                    11,151,693   9,999,304   9,806,968
Loans (net of unearned discount):
   Commercial                                8,127,470   7,156,574   6,979,170
   Commercial mortgage                       3,130,815   2,888,597   2,868,823
   Residential mortgage                      5,510,204   5,719,305   5,417,412
   Consumer                                  5,967,565   5,362,101   5,035,258
                                            ----------  ----------  ----------
        Total loans                         22,736,054  21,126,577  20,300,663
   Less: Allowance for loan losses             328,815     322,814     314,271
                                            ----------  ----------  ----------
        Net loans                           22,407,239  20,803,763  19,986,392
                                            ----------  ----------  ----------
Goodwill and other intangibles                 528,393     295,461     187,367
Premises and equipment                         315,398     270,843     259,033
Accrued interest receivable                    223,690     195,708     195,107
Due from customers on acceptances               23,467      18,089      17,419
Other assets                                   379,488     333,098     290,813
                                            ----------  ----------  ----------
Total Assets                               $36,163,338 $33,101,314 $31,852,214
                                            ==========  ==========  ==========

Liabilities and Shareholders' Equity
Deposits:
    Non-interest bearing demand deposits   $ 5,099,733 $ 4,933,787 $ 4,694,605
    Interest-bearing deposits:
       Savings and time deposits            18,387,777  17,250,295  16,249,801
       Commercial certificates of deposit
          $100,000 and over                    863,655     961,046   1,202,447
                                            ----------  ----------  ----------
          Total deposits                    24,351,165  23,145,128  22,146,853
                                            ----------  ----------  ----------
Other borrowed funds                         4,525,690   3,189,988   4,269,565
Accrued expenses and other liabilities         349,910     358,542     288,329
Accrued interest payable                        91,260      94,430     100,248
Bank acceptances outstanding                    23,467      18,089      17,419
Long-term debt                               3,970,698   3,572,710   2,401,826
                                            ----------  ----------  ----------
    Total liabilities                       33,312,190  30,378,887  29,224,240
Shareholders' equity:
    Common stock par value $ .80:
       Authorized 390,000 shares               142,008     142,106     142,118
    Surplus                                    956,934   1,013,393   1,004,332
    Retained earnings                        1,896,194   1,728,135   1,663,363
    Employee stock ownership plan obligation    (1,250)     (3,394)     (3,394)
    Accumulated other comprehensive
       (loss) income, net of tax               (48,612)     12,087      37,012
    Common stock held in treasury, at cost     (94,126)   (169,900)   (215,457)
                                            ----------- ----------- -----------
       Total shareholders' equity            2,851,148   2,722,427   2,627,974
                                            ----------- ----------- -----------
Total Liabilities and Shareholders' Equity $36,163,338 $33,101,314 $31,852,214
                                            =========== =========== ===========

Common shares at period end:
   Issued                                      177,510     177,632     177,648
   Treasury                                      2,744       3,873       4,680
   Outstanding                                 174,766     173,759     172,968

See accompanying Notes to Consolidated Financial Statements.



                                 Summit Bancorp and Subsidiaries
                                Consolidated Statements of Income
                                           Unaudited
                              (In thousands, except per share data)


                                       Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                       ------------------  --------------------
                                          1999     1998       1999      1998
                                        --------  -------  ---------  ---------
Interest Income
Loans                                   $428,820 $401,176 $1,239,532 $1,173,490
Securities:
 Trading account securities                  134      260        351      1,145
 Securities available for sale            75,728   67,764    195,358    229,110
 Securities held to maturity              95,778   82,405    293,168    214,128
                                        --------  -------  ---------  ---------
  Total securities                       171,640  150,429    488,877    444,383
Other interest income                        858      440      2,065      1,889
                                        --------  -------  ---------  ---------
  Total interest income                  601,318  552,045  1,730,474  1,619,762
                                        --------  -------  ---------  ---------
Interest Expense
 Savings and time deposits               165,873  154,363    474,622    464,937
 Commercial certificates of deposit
  $100,000 and over                        9,931   14,359     30,966     38,918
 Borrowed funds, including
  long-term debt                         104,206   91,343    289,643    239,876
                                         -------  -------   --------   --------
  Total interest expense                 280,010  260,065    795,231    743,731
                                         -------  -------   --------   --------
  Net interest income                    321,308  291,980    935,243    876,031
 Provision for loan losses                76,500   18,000    109,500     51,000
                                         -------  -------   --------   --------
  Net interest income after provision
   for loan losses                       244,808  273,980    825,743    825,031
                                         -------  -------   --------   --------
Non-Interest Income
 Service charges on deposit accounts      31,199   31,236     90,842     93,173
 Retail investment and insurance fees     18,221   12,289     55,231     37,108
 Service and loan fee income              14,559   15,619     46,194     43,732
 Trust income                             13,130   10,519     37,900     31,597
 Securities gains (losses)                 4,744      (58)     7,055      4,440
 Other                                    22,846   20,844     61,561     50,062
                                         -------  -------    -------    -------
  Total non-interest income              104,699   90,449    298,783    260,112
                                         -------  -------    -------    -------
Non-Interest Expenses
 Salaries                                 87,158   77,384    250,090    228,299
 Pension and other employee benefits      28,420   27,872     87,569     81,692
 Furniture and equipment                  23,872   21,021     68,840     62,204
 Occupancy, net                           20,218   18,481     59,316     54,586
 Communications                            9,331    8,875     28,645     27,451
 Amoritization of goodwill and
  other intangibles                        8,257    4,850     20,596     14,264
 Advertising and public relations          5,758    6,638     17,213     18,913
 Other                                    28,943   29,045     92,341     90,329
                                         -------  -------    -------    -------
  Total non-interest expenses            211,957  194,166    624,610    577,738
                                         -------  -------    -------    -------
Net Income before taxes                  137,550  170,263    499,916    507,405
 Federal and state income taxes           43,931   52,402    167,219    158,650
                                         -------  -------    -------    -------
Net Income                              $ 93,619 $117,861   $332,697   $348,755
                                         =======  =======    =======    =======
Net Income per Common Share:
 Basic                                  $   0.54 $   0.68   $   1.93   $   1.99
                                         =======  =======    =======    =======
 Diluted                                    0.53     0.67       1.91       1.96
                                         =======  =======    =======    =======

Average Common Shares Outstanding:
 Basic                                   173,979  173,379    172,809    175,466
                                         =======  =======    =======    =======
 Diluted                                 175,527  175,080    174,423    177,505
                                         =======  =======    =======    =======

See accompanying Notes to Consolidated Financial Statements.



                             Summit Bancorp and Subsidiaries
                          Consolidated Statements of Cash Flows
                                       Unaudited
                                     (In thousands)



                                                          Nine Months Ended
                                                             September 30,
                                                         --------------------
Operating activities                                       1999        1998
                                                         --------    --------
 Net income                                              $332,697    $348,755
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses                             109,500      51,000
    Depreciation, amortization and accretion, net          46,537      35,051
    Gains on sales of securities                           (7,055)     (4,440)
    Gains on sales of mortgages held for sale             (12,766)    (11,442)
    Loss (gains) on the sales of other
     real estate owned                                      1,144      (3,963)
    Proceeds from the sales of other
     real estate owned                                      4,206      18,456
    Proceeds from the sales of mortgages
     held for sale                                        565,515     634,781
    Originations of mortgages held for sale              (606,424)   (731,263)
    Net (increase) decrease in trading
     account securities                                      (519)     19,254
    Net change in other accrued and deferred
     income and expense                                     5,153       4,685
                                                       ----------- -----------
      Net cash provided by operating activities           437,988     360,874
                                                       ----------- -----------
Investing activities
 Purchases of securities held to maturity              (1,657,196) (2,889,338)
 Purchases of investment securities available
  for sale                                             (2,965,316) (2,008,875)
 Proceeds from maturities of securities
  held to maturity                                      1,747,995   1,673,354
 Proceeds from maturities of securities
  available for sale                                    1,402,988   1,853,500
 Proceeds from the sales of securities
  available for sale                                      543,431     845,309
 Net decrease (increase) in Federal funds sold,
  securities purchased under agreements to resell
  and interest bearing deposits with banks                 24,809      (2,231)
 Net increase in loans                                   (894,856) (1,342,886)
 Purchases of premises and equipment, net                 (50,170)    (44,746)
                                                       ----------- -----------
      Net cash used in investing activities            (1,848,315) (1,915,913)
                                                       ----------- -----------
Financing activities
 Net increase (decrease) in deposits                      205,299    (182,583)
 Net increase in short-term borrowings                  1,327,754     871,312
 Principal payments on long-term debt                    (190,343)   (235,703)
 Proceeds from the issuance of long-term debt             471,185   1,391,405
 Dividends paid                                          (160,028)   (147,873)
 Purchase of common stock                                (317,727)   (242,084)
 Proceeds from issuance of common stock under
  stock option plans                                        8,245      14,172
                                                       ----------- -----------
      Net cash provided by financing activities         1,344,385   1,468,646
                                                       ----------- -----------
Decrease in cash and due from banks                       (65,942)    (86,393)
Beginning cash balance of acquired entities                20,927       1,627
Cash and due from banks at beginning of period          1,129,859   1,173,118
                                                       ----------- -----------
Cash and due from banks at end of period               $1,084,844  $1,088,352
                                                       =========== ===========


Supplemental disclosure of cash flow information
Cash paid:
  Interest payments                                      $799,861    $715,085
  Income tax payments                                     131,176     146,896
Noncash investing activities:
  Net transfer of loans to other real estate owned          6,446       5,239

See accompanying Notes to Consolidated Financial Statements


                                        Summit Bancorp and Subsidiaries
                                 Consolidated Statements of Shareholders' Equity
                                                    Unaudited
                                                  (In thousands)
                                                                                               Accum.               Total
                                                                                               Other                Share-
                                                   Common              Retained     ESOP     Comprehen. Treasury   holders'
                                                    Stock    Surplus   Earnings  Obligation  Inc.(Loss)   Stock     Equity
                                                  --------   -------- ---------- ----------- ---------- --------  ----------
Balance, December 31, 1997                       $ 141,272  $ 987,281 $1,467,193  $  (4,201)   $ 20,875    $   - $ 2,612,420
Comprehensive income:
 Net income                                              -          -    348,755          -          -         -     348,755
 Unrealized holding gain on securities arising
  during the period (net of tax $10,243)                 -          -          -          -      19,023        -
 Less: Reclassification adjustment for gains
  included in net income (net of tax $1,554)              -          -          -          -       2,886        -
                                                                                                 -------
 Net unrealized holding gains on securities
  arising during the period (net of tax $8,689)          -          -          -          -      16,137        -      16,137
                                                                                                                    ---------
 Total comprehensive income                                                                                          364,892
Cash dividend declared on common stock                  -          -    (152,585)         -           -        -    (152,585)
Employee stock plans (1,322 shares)                    846     18,269          -          -           -   13,132      32,247
Shares issued for acquisitions (280 shares)              -     (1,218)         -          -           -   13,495      12,277
Purchase of common stock (5,224 shares)                  -          -          -          -           - (242,084)   (242,084)
ESOP debt repayment                                      -          -          -        807           -        -         807
                                                  --------  ---------  ---------     -------     ------ ---------  ----------
Balance, September 30, 1998                      $ 142,118 $1,004,332 $1,663,363   $ (3,394)   $ 37,012$(215,457) $2,627,974
                                                  ========  =========  =========     =======     ====== =========  ==========


Balance, December 31, 1998                       $ 142,106 $1,013,393 $1,728,135   $ (3,394)   $ 12,087$(169,900) $2,722,427
Comprehensive income:
 Net income                                             -          -     332,697         -           -        -      332,697
 Unrealized holding loss on securities arising
  during the period (net of tax $30,215)                 -          -          -          -     (56,113)       -
 Less: Reclassification adjustment for gains
  included in net income (net of tax $2,469)             -          -          -          -       4,586        -
                                                                                                  -----
 Unrealized holding loss on securities
  arising during the period (net of tax $32,684)       -          -          -          -      (60,699)      -      (60,699)
                                                                                                                    --------
 Total comprehensive income                                                                                          271,998
Cash dividend declared on common stock                  -          -    (164,638)        -           -        -     (164,638)
Employee stock plans (837 shares)                      (98)   (46,451)         -          -           -   40,824      (5,725)
Shares issued for acquisitions (8,541 shares)            -    (10,008)         -          -           -  352,677     342,669
Purchase of common stock (8,371 shares)                  -          -          -          -           - (317,727)   (317,727)
ESOP debt repayment                                      -          -          -      2,144           -        -       2,144
                                                   -------    -------  ---------     -------    -------- --------  ----------
Balance, September 30, 1999                      $ 142,008  $ 956,934 $1,896,194   $ (1,250)  $ (48,612)$(94,126) $2,851,148
                                                   =======    =======  =========     =======    ======== ========  ==========


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

On August 1, 1999, Summit Bancorp completed the acquisition of Prime Bancorp. Prime Bancorp was headquartered in Fort Washington, Pennsylvania and operated 27 branches with $1.0 billion in assets. This acquisition was accounted for as a purchase, with the issuance of 7.4 million shares of treasury stock. The cost in excess of the fair value of net assets acquired resulted in goodwill of $220.0 million.

On October 4, 1999 a definitive merger agreement was announced to acquire NMBT Corp. NMBT Corp is headquartered in New Milford, Connecticut and operates 10 branches with $392.0 million in assets. The acquisition is expected to be consummated in the first quarter of 2000, subject to regulatory and shareholder approvals, and will be accounted for as a purchase. Summit Bancorp expects to repurchase in the open market from time to time, outstanding Summit Bancorp shares in a number equal to the approximate number of shares to be issued in the acquisition, or reissue treasury shares, depending upon market conditions and other factors. Pursuant to the merger agreement, if the merger is consummated, shareholders of NMBT Corp will be entitled to receive between .7024 and .9503 shares of Summit Bancorp stock in exchange for each share of NMBT Corp common stock owned.

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


----------------------------------------------------------------------------
(In thousands,                   Three months ended      Nine months ended
   except per share data)             Sept. 30,              Sept. 30,
----------------------------------------------------------------------------
                                       1999      1998         1999      1998
----------------------------------------------------------------------------
Net Income                         $ 93,619  $117,861     $332,697  $348,755
============================================================================
Basic weighted-average
   common shares outstanding        173,979   173,379      172,809   175,466
Plus: Common stock equivalents        1,548     1,701        1,614     2,039
----------------------------------------------------------------------------
Diluted weighted-average
   common shares outstanding        175,527   175,080      174,423   177,505
============================================================================
Net income per common share:
Basic                              $   0.54  $   0.68     $   1.93  $   1.99
Diluted                                0.53      0.67         1.91      1.96
----------------------------------------------------------------------------

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-----------------------------------------------
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------------------------------------------------

Summit Bancorp is a bank holding company headquartered in Princeton, New Jersey. Summit Bancorp owns bank subsidiaries in New Jersey, Pennsylvania and Connecticut and several active non-bank subsidiaries. Summit Bancorp's bank subsidiaries provide a broad range of retail, insurance, commercial and private banking services as well as trust and investment services to individuals, businesses, not-for-profit organizations, government entities and other financial institutions. These services are provided through an extensive branch network, including supermarket branches and private banking facilities, as well as through automated teller machines and the internet.

FINANCIAL CONDITION

Total assets at September 30, 1999, were $36.2 billion, an increase of $3.1 billion, or 9.3 percent, from year-end 1998. The growth came most notably from the loan and securities portfolios, and was generally funded with the increase in savings and time deposits, and borrowed funds. The purchase of Prime Bancorp and New Canaan added $1.5 billion to total assets.

Total securities at September 30, 1999 were $11.2 billion, an increase of $1.2 billion, or 11.5 percent, from year-end 1998. Securities held to maturity at September 30, 1999, were $6.0 billion and mainly comprised of $3.9 billion of U.S. Government and Federal agency securities, $1.9 billion of other securities, predominately corporate collateralized mortgage obligations ("CMOs"), and $126.1 million of state and political subdivision securities. These securities decreased $64.6 million, or 1.1 percent, from year-end 1998. For the nine months of 1999, $1.7 billion of held to maturity securities were purchased, offset by principal repayments and maturities of $1.7 billion. At September 30, 1999, and December 31, 1998, net unrealized (losses) gains on securities held to maturity amounted to ($143.0) million and $15.0 million, respectively. At September 30, 1999, securities available for sale amounted to $5.2 billion and were predominately comprised of U.S. Government and Federal agency securities. These securities increased $1.2 billion, or
30.6 percent, from year-end 1998. The increase resulted from $3.0 billion in purchases partially offset by sales and maturities of $1.9 billion.

At September 30, 1999, total loans amounted to $22.7 billion, an increase of $1.6 billion, or 7.6 percent, from year-end 1998. Increases in commercial loans of $970.9 million, commercial mortgages of $242.2 million and consumer loans of $605.5 million were offset by the $209.1 million decrease in residential mortgages. The increase in commercial loans was primarily related to growth in asset based lending, commercial media and the acquisition of Prime Bancorp, which added approximately $280.0 million. The increase in commercial mortgages was primarily related to the acquisition of Prime Bancorp, which added approximately $183.5 million. The increase in the consumer loan portfolio can generally be attributed to purchases of home equity loans and the acquisition of Prime Bancorp. The decline in residential mortgages of $209.1 million, or 3.7 percent, from December 31, 1998 was due to mortgage sales and prepayments exceeding the demand for new loans. Mortgage loans held for sale amounted to $78.7 million and $183.3 million for the periods ended September 30, 1999 and December 31, 1998 respectively.

Total deposits were $24.4 billion at September 30, 1999, an increase of $1.2 billion, or 5.2 percent, from December 31, 1998. Savings and time deposits at $18.4 billion, increased $1.1 billion, or 6.6 percent, from December 31, 1998. The growth came most notably from Summit's new cash management product, the Summit Navigator Account, which increased $2.4 billion from year-end 1998. Also increasing were demand deposits, which increased $165.9 million, or 3.4 percent, from year-end 1998 to $5.1 billion. The increase in demand deposits came mainly from personal accounts and public funds. Partially offsetting this increase was a decrease in commercial certificates of deposit $100,000 and over, which were down $97.4 million, or 10.1 percent, compared to December 31, 1998.

Other borrowed funds at September 30, 1999, increased $1.3 billion, or 41.9 percent, from December 31, 1998, to $4.5 billion. The increase in other borrowed funds can be attributed to increases in short-term repurchase agreements, federal funds purchased and short term Federal Home Loan Bank notes. Long-term debt at September 30, 1999, increased $398.0 million, or 11.1 percent, from December 31, 1998, to $4.0 billion. The increase in long-term debt was principally the result of the increase in repurchase agreements and Federal Home Loan Bank notes. The increase in other borrowed funds and long-term debt was to fund growth in earning assets. Included in long-term debt at each of the periods presented are $150.0 million of 8.4 percent pass-through securities qualifying as Tier I Capital.

Total shareholders' equity at September 30, 1999 was $2.9 billion, an increase of $128.7 million, or 4.7 percent, from December 31, 1998. The increase was primarily attributed to retained profits. Treasury stock at September 30, 1999 amounted to $94.1 million and was comprised of 2.7 million shares. These shares will be used for acquisitions, employee benefit plans, and general corporate purposes. During the year, 8.4 million shares of common stock were purchased. On August 1, 1999, 7.4 million shares were used for the acquisition of Prime Bancorp. Included in shareholders' equity at September 30, 1999, was accumulated other comprehensive (loss) income, net of tax, amounting to a loss of ($48.6) million, compared to a gain of $12.1 million at year-end 1998. Accumulated other comprehensive income is comprised principally of unrealized gains and losses on securities available for sale. The decline in accumulated other comprehensive income was due to the increase in interest rates having a negative effect on the market value of fixed income securities.

Summit Bancorp's capital ratios for September 30, 1999, compared to select prior periods and regulatory requirements, are shown in the following table. Summit Bancorp's bank subsidiaries met the well-capitalized requirements for each of the periods presented. The decreases in the ratios at September 30, 1999, were principally attributable to purchase acquisitions, treasury stock purchases and asset growth.



-------------------------------------------------------------------------------
                                                           Minimum
                           Sept. 30,  Dec. 31, Sept. 30,  Required         Well
Selected Capital Ratios:       1999      1998      1998    Capital  Capitalized
-------------------------------------------------------------------------------
  Equity to assets             7.88%     8.22%     8.25%        -%           -%
  Leverage ratio               7.24      8.00      8.25      3.00         5.00
  Tier I capital               9.59     10.86     11.29      4.00         6.00
  Total risk-based capital    11.35     12.72     13.33      8.00        10.00
-------------------------------------------------------------------------------

Non-Performing Assets

Non-performing assets include non-performing loans and other real estate owned (OREO) and are shown in the following table as of the dates indicated.


-------------------------------------------------------------------------------
Non-performing assets                           Sept. 30,   Dec. 31,  Sept. 30,
(in thousands)                                      1999       1998       1998
-------------------------------------------------------------------------------
Non-performing loans:
 Commercial and industrial                       $64,312    $55,245    $57,194
 Commercial mortgage                              14,084     26,446     19,500
 Construction and development                      6,539      5,046      3,118
-------------------------------------------------------------------------------
 Non-performing loans                             84,935     86,737     79,812
OREO, net                                          8,782      2,829      3,233
-------------------------------------------------------------------------------
 Non-performing assets                           $93,717    $89,566    $83,045
-------------------------------------------------------------------------------
Non-performing loans to total loans                 0.37%      0.41%      0.39%
Non-performing assets to total loans and OREO       0.41       0.42       0.41
-------------------------------------------------------------------------------



The average balances of non-performing loans amounted to $96.0 million and $75.2 million, for the nine months ended September 30, 1999 and September 30, 1998, respectively. Interest income received on non-performing loans amounted to $2.3 million for the nine months ended September 30, 1999, compared to $1.7 million for the nine months ended September 30, 1998.

Loans, not included in the table above, which are past due 90 days or more amounted to $39.2 million, $45.3 million and $36.1 million at September 30, 1999, December 31, 1998, and September 30, 1998, respectively. These loans are primarily residential mortgage and consumer loans which are well secured and in the process of collection.

Potential problem loans, which are also excluded from the table above, are loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans amounted to $7.1 million, $8.0 million and $3.6 million at September 30, 1999, December 31, 1998, and September 30, 1998, respectively.


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

There are three steps in the calculation of the general reserves. Reserves are first determined by applying historical loss factors to each loan and unused commitment by business segment and loan grade. The historical loss factors are calculated using a trailing six quarter loss migration analysis. Adjustments are then made to the historical loss factor based on six quantitative objective elements ("Delinquency", "Non-performing Assets", "Watch Lists", "Charge-offs", "Concentrations of Credit", and "Recoveries"), and three subjective elements ("Economic Conditions", "Credit Audit's Rating", and "Other Factors"), which have been developed to provide greater accuracy to the process. This methodology is applied to both the commercial and retail portfolios. The reserves calculated for the retail portfolios (residential mortgages and consumer loans) are generally sufficient to absorb one year of expected losses. For the commercial portfolios, the historical loss factor, inclusive of the adjustment, is then compared to minimum reserve levels for each loan grade. The larger of the two factors are used in the determination of the reserves. The minimum level of reserves by loan classification is .25% for pass loans, .75% for close follow loans, 1% for special mention loans, 10% for substandard loans, 50% for doubtful loans, and 100% for loss loans. These minimum reserve levels have been consistently applied for all reported periods.

The last component of the loan loss reserve is the unallocated reserve. The unallocated reserve is based upon management's evaluation of the underlying inherent risk in the loan portfolio. The appropriate level of reserves in the aggregate is based on several factors: industry concentrations, delinquency trends, economic trends, loan growth relative to the overall allowance, the level of substandard assets, and the amount of allocated and unallocated reserves relative to the total loan portfolio. The unallocated portion of the allowance for loan losses, in excess of specific and general reserves, was $149.7 million at September 30, 1999, compared to $164.5 million at December 31, 1998.

The 1999 provision for loan losses for the third quarter was $76.5 million, a $58.5 million increase from the same period a year ago, and $109.5 million, for the nine months ended
September 30, 1999, an increase of $58.5 million from the same period a year ago. The increase in the provision for loan losses for the three and nine months ended September 30, 1999 was attributed to the increase in the level of charge offs, loan growth and an increase in the inherent risk in the loan portfolio. The provision for loan losses is charged to expense to bring the allowance for loan losses to a level deemed appropriate by management to cover the credit risk inherent in the loan portfolio. The provision for loan losses may vary from quarter to quarter due to loan growth or if there is a significant increase in the inherent risk in the loan portfolios. The allowance as a percentage of loans was 1.45 percent at September 30, 1999, compared to 1.53 percent and 1.55 percent at December 31, 1998 and September 30, 1998, respectively.

Transactions in the allowance for loan losses, by loan category, for the three and nine month periods ended September 30, 1999, and 1998 and selected loan quality ratios for the dates indicated are shown in the following tables:


------------------------------------------------------------------------------
Allowance for Loan Losses             Three months ended    Nine months ended
                                         September 30,         September 30,
(in thousands)                          1999      1998        1999      1998
------------------------------------------------------------------------------
Balance, Beginning of period          $321,700  $308,753    $322,814  $296,494
Allowance of acquired institutions       9,584         -      11,724         -
Provision for loan losses               76,500    18,000     109,500    51,000
------------------------------------------------------------------------------
                                       407,784   326,753     444,038   347,494
------------------------------------------------------------------------------
Loans charged off:
    Commercial and industrial           75,830     4,197     104,229    15,687
    Construction and development             -       920          13     2,215
    Commercial mortgage                      1       632       2,273     2,739
    Residential mortgage                   578     4,044       3,526     7,693
    Consumer                             6,918     8,248      22,083    26,104
------------------------------------------------------------------------------
        Total loans charged off         83,327    18,041     132,124    54,438
------------------------------------------------------------------------------
Recoveries:
    Commercial and industrial            2,193     2,728       8,058     9,132
    Construction and development           142       151         989     2,968
    Commercial mortgage                     15        82         756     1,800
    Residential mortgage                    31       316         466     1,145
    Consumer                             1,977     2,282       6,632     6,170
------------------------------------------------------------------------------
        Total recoveries                 4,358     5,559      16,901    21,215
------------------------------------------------------------------------------
Net charge offs                         78,969    12,482     115,223    33,223
------------------------------------------------------------------------------
Balance, end of period                $328,815  $314,271    $328,815  $314,271
==============================================================================

-----------------------------------------------------------------------
                                      Sept. 30,    Dec. 31,   Sept. 30,
                                          1999        1998        1998
-----------------------------------------------------------------------
Net charge offs to average loans:
  Quarter to date                         1.41%       0.23%       0.25%
  Year-to-date                            0.72        0.23        0.23
Allowance for loan losses to:
  Total loans                             1.45        1.53        1.55
  Non-performing loans                  387.14      372.18      393.76
  Non-performing assets                 350.86      360.42      378.43
-----------------------------------------------------------------------

The increase in commercial and industrial charge offs for the third quarter was as a result of the full charge off of a $60.0 million media credit.




                                      Summit Bancorp and Subsidiaries
                Consolidated Average Balance Sheets with Resultant Interest and Rates
                                                Unaudited
                              (Tax-equivalent basis, dollars in thousands)


                                                                           Three Months Ended
                                                      ---------------------------------------------------------------
                                                          September 30, 1999                 September 30, 1998
                                                      ----------------------------       ----------------------------
                                                      Average              Average       Average              Average
                                                      Balance    Interest   Rate         Balance    Interest   Rate
                                                      ---------  --------  -------       ---------  --------  -------
ASSETS
Interest-earning assets:
Federal funds sold and securities
purchased under agreements to resell          $    27,872  $    415     5.91%     $    5,226  $     82     6.23%
Interest-bearing deposits with banks               31,803       443     5.53          20,816       358     6.82
Securities:
Trading account securities                         15,309       144     3.73          21,246       275     5.14
Securities available for sale                   4,858,464    75,988     6.26       4,309,938    68,195     6.33
Securities held to maturity                     6,167,783    96,797     6.28       5,258,401    83,584     6.36
                                               ----------   -------     ----       ---------   -------     ----
Total securities                               11,041,556   172,929     6.26       9,589,585   152,054     6.34
                                               ----------   -------     ----       ---------   -------     ----
Loans, net of unearned discount:
Commercial                                      7,771,020   153,101     7.82       6,818,345   141,484     8.23
Commercial mortgage                             3,049,055    61,698     8.09       2,843,079    60,312     8.49
Residential mortgage                            5,549,722    98,495     7.10       5,534,399   100,453     7.26
Consumer                                        5,792,765   116,741     8.00       4,748,341   100,129     8.37
                                               ----------   -------     ----      ----------   -------     ----
Total loans                                    22,162,562   430,035     7.70      19,944,164   402,378     8.00
                                               ----------   -------     ----      ----------   -------     ----
Total interest-earning assets                  33,263,793   603,822     7.20      29,559,791   554,872     7.45
                                               ----------   -------     ----      ----------   -------     ----
Non-interest earning assets:
Cash and due from banks                           957,042                          1,009,560
Allowance for loan losses                        (332,077)                          (314,481)
Other assets                                    1,395,619                            962,213
                                               -----------                        -----------
Total non-interest earning asset                2,020,584                          1,657,292
                                               -----------                        -----------
Total Assets                                  $35,284,377                        $31,217,083
                                               ===========                        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Savings deposits                              $11,386,504  $ 78,980     2.75%    $ 9,354,200  $ 61,597     2.61%
Time deposits                                   7,001,622    86,893     4.92       6,944,902    92,766     5.30
Commercial certificates of
Deposit $100,000 and over                         788,110     9,931     5.00       1,051,402    14,359     5.42
                                               ----------   -------     ----      ----------   -------     ----
Total interest-bearing deposits                19,176,236   175,804     3.64      17,350,504   168,722     3.86
                                               ----------   -------     ----      ----------   -------     ----
Other borrowed funds                            3,815,511    48,115     5.00       4,241,502    58,330     5.46
Long-term debt                                  4,036,142    56,091     5.56       2,125,216    33,013     6.21
                                               ----------   -------     ----      ----------   -------     ----
Total interest-bearing liabilities             27,027,889   280,010     4.11      23,717,222   260,065     4.35
                                               ----------   -------     ----      ----------   -------     ----
Non-interest bearing liabilities:
Demand deposits                                 4,972,403                          4,514,032
Other liabilities                                 510,525                            380,879
                                               ----------                          ---------
Total non-interest bearing liabilities          5,482,928                          4,894,911
Shareholders' equity                            2,773,560                          2,604,950
                                               ----------                          ---------
Total Liabilities and Shareholders' Equity    $35,284,377                        $31,217,083
                                               ==========                         ==========

Net interest spread                                         323,812     3.09%                  294,807     3.10%
                                                                        ====                               ====
Tax-equivalent basis adjustment                              (2,504)                            (2,827)
                                                            --------                           --------
Net interest income                                        $321,308                           $291,980
                                                            ========                           ========
Net interest margin                                                           3.86%                               3.96%
                                                                              ====                                ====



                                     Summit Bancorp and Subsidiaries
                     Consolidated Average Balance Sheets with Resultant Interest and Rates
                                                Unaudited
                              (Tax-equivalent basis, dollars in thousands)

                                                                              Year to Date
                                                     ---------------------------------------------------------------
                                                          September 30, 1999                 September 30, 1998
                                                     ----------------------------       ----------------------------
                                                     Average              Average       Average              Average
                                                     Balance    Interest   Rate         Balance    Interest   Rate
                                                     ---------  --------  -------       ---------  --------  -------
ASSETS
Interest-earning assets:
Federal funds sold and securities purchased under
agreements to resell                               $    22,626  $    910     5.38%     $   16,395  $    725     5.91%
Interest-bearing deposits with banks                    29,773     1,155     5.19          24,194     1,164     6.43
Securities:
Trading account securities                              12,186       430     4.72          25,633     1,217     6.35
Securities available for sale                        4,271,410   196,296     6.13       4,827,005   230,776     6.37
Securities held to maturity                          6,315,080   296,255     6.25       4,548,299   217,886     6.39
                                                    ----------   -------     ----       ---------   -------     ----
Total securities                                    10,598,676   492,981     6.20       9,400,937   449,879     6.38
                                                    ----------   -------     ----       ---------   -------     ----
Loans, net of unearned discount:
Commercial                                           7,437,604   431,955     7.76       6,516,600   407,143     8.35
Commercial mortgage                                  2,940,324   177,265     8.04       2,815,705   179,144     8.48
Residential mortgage                                 5,600,750   298,973     7.12       5,658,856   310,081     7.31
Consumer                                             5,557,732   335,173     8.06       4,460,655   280,783     8.42
                                                    ---------- ---------     ----      ---------- ---------     ----
Total loans                                         21,536,410 1,243,366     7.72      19,451,816 1,177,151     8.09
                                                    ---------- ---------     ----      ---------- ---------     ----
Total interest-earning assets                       32,187,485 1,738,412     7.22      28,893,342 1,628,919     7.54
                                                    ---------- ---------     ----      ---------- ---------     ----
Non-interest earning assets:
Cash and due from banks                                956,920                          1,014,882
Allowance for loan losses                             (329,462)                          (307,418)
Other assets                                         1,232,417                            958,338
                                                    -----------                        -----------
Total non-interest earning assets                    1,859,875                          1,665,802
                                                    -----------                        -----------
Total Assets                                       $34,047,360                        $30,559,144
                                                    ===========                        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Savings deposits                                   $10,743,079  $212,085     2.64%    $ 9,436,582  $183,478     2.60%
Time deposits                                        7,023,997   262,537     5.00       7,089,932   281,459     5.31
Commercial certificates of
deposit $100,000 and over                              852,874    30,966     4.85         959,234    38,918     5.42
                                                    ----------   -------     ----      ----------   -------     ----
Total interest-bearing deposits                     18,619,950   505,588     3.63      17,485,748   503,855     3.85
                                                    ----------   -------     ----      ----------   -------     ----
Other borrowed funds                                 3,497,126   128,244     4.90       3,808,597   155,223     5.45
Long-term debt                                       3,900,156   161,399     5.52       1,797,203    84,653     6.28
                                                    ----------   -------     ----      ----------   -------     ----
Total interest-bearing liabilities                  26,017,232   795,231     4.09      23,091,548   743,731     4.31
                                                    ----------   -------     ----      ----------   -------     ----
Non-interest bearing liabilities:
Demand deposits                                      4,814,028                          4,440,046
Other liabilities                                      502,457                            381,271
                                                     ---------                          ---------
Total non-interest bearing liabilities               5,316,485                          4,821,317
Shareholders' equity                                 2,713,643                          2,646,279
                                                     ---------                          ---------
Total Liabilities and Shareholders' Equity         $34,047,360                        $30,559,144
                                                    ==========                         ==========

Net interest spread                                              943,181     3.13%                   885,188     3.23%
                                                                             ====                                ====
Tax-equivalent basis adjustment                                   (7,938)                            (9,157)
                                                                 --------                            -------
Net interest income                                             $935,243                           $876,031
                                                                 ========                           ========
Net interest margin                                                          3.92%                               4.10%
                                                                             ====                                ====


RESULTS OF OPERATIONS


Net income for the quarter ended September 30, 1999, was $93.6 million, or $.54 per basic share, compared to $117.9 million, or $.68 per basic share, for the third quarter of 1998. On a diluted per share basis, net income for the three months ended September 30, 1999, was $.53 per diluted share compared to $.67 for the same period in 1998.

For the nine months ended September 30, 1999, net income was $332.7 million or $1.93 per basic share compared to $348.8 million or $1.99 per basic share. On a diluted basis, net income for the nine months ended September 30, 1999, was $1.91 per diluted share, compared to $1.96 for the nine months ended September 30, 1998. The decline in net income per share for the three and the nine months ended can be attributed to the increase in the provision for loan losses in the third quarter.

The following are key performance indicators for the three and nine month periods ended September 30, 1999 and 1998. The cash-based financial data excludes the after tax impact of amortization of goodwill and other intangibles.



------------------------------------------------------------------------------
(in thousands)                       Three months ended     Nine months ended
                                        September 30,          September 30,
                                       1999      1998         1999      1998
------------------------------------------------------------------------------
FINANCIAL DATA:
  Net income                           93,619   117,861      332,697   348,755
  Per share-diluted                      0.53      0.67         1.91      1.96
  Return on average assets               1.05%     1.50%        1.31%     1.53%
  Return on average equity              13.39     17.95        16.39     17.62
  Efficiency ratio                      49.96     50.71        50.56     50.79
------------------------------------------------------------------------------
CASH-BASED FINANCIAL DATA*:
  Net income                          101,663   122,252      352,663   361,464
  Per share-diluted                      0.58      0.70         2.02      2.04
  Return on average tangible assets      1.16%     1.52%        1.40%     1.57%
  Return on average tangible equity     17.26     19.59        19.82     19.54
Efficiency Ratio                        48.01     49.45        48.89     49.56
------------------------------------------------------------------------------
* Cash-based financial data excludes the after tax impact of amortization of goodwill and other intangibles.

Net Interest Income

Interest income on a tax-equivalent basis was $1.7 billion for the nine months ended September 30, 1999, an increase of $109.5 million, or 6.7 percent, compared to a year ago. Interest-earning assets averaged $32.2 billion, an increase of $3.3 billion, or 11.4 percent, compared to the prior year period. The increase in interest-earning assets contributed $183.0 million to the increase in tax-equivalent interest income, partially offset by a decline of $73.5 million due to the reduction in the yield. The rate earned on interest-earning assets decreased 32 basis points to 7.22 percent in the 1999 period. The decrease was generally the result of a lower interest rate environment as compared to last year.

Interest expense increased $51.5 million, or 6.9 percent, for the nine months ended September 30, 1999, compared to the same period in 1998. The $2.9 billion or 12.7 percent growth in the average balance of interest-bearing liabilities to $26.0 billion in the 1999 period contributed $95.1 million to the increase in interest expense. This increase was partially offset by a decrease of $43.6 million in interest expense resulting from a decline in rates paid on interest-bearing liabilities. The rate paid on interest-bearing liabilities decreased 22 basis points to 4.09 percent in the 1999 period.

Net interest income on a tax-equivalent basis was $943.2 million for the nine months ended September 30, 1999, an increase of $58.0 million, or 6.6 percent, compared to the same period in 1998. The net interest spread percentage on a tax-equivalent basis (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) was 3.13 percent for the nine months ended September 30, 1999, compared to 3.23 percent for the prior year period. Net interest income on a tax-equivalent basis as a percentage of average interest-earning assets was 3.92 percent for the nine months ended September 1999, compared to 4.10 percent during the same period in 1998. The decline in net interest margin can be attributed primarily to narrower spreads in a lower interest rate environment, the change in deposit mix, and the purchase of treasury stock.


The rate/volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates over the periods. Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values.




Rate/Volume Table
                                              ----------------------------------------------------------------
                                                Three Months ended Sept 30,       Nine Months Ended Sept 30,
                                                      1999 versus 1998                  1999 versus 1998
                                              ------------------------------    ------------------------------
                                              Due to Change in:                 Due to Change in:
                                              --------------------              --------------------
(Tax-equivalent basis, in millions)             Volume     Rate     Total         Volume     Rate     Total
--------------------------------------------------------------------------------------------------------------
Interest Income
  Loans
    Commercial                                   $19.0     $(7.4)    $11.6        $ 54.9    $(30.1)   $ 24.8
    Commercial mortgage                            4.3      (2.9)      1.4           7.7      (9.6)     (1.9)
    Residential mortgage                           0.3      (2.3)     (2.0)         (3.1)     (8.0)    (11.1)
    Consumer                                      21.1      (4.5)     16.6          66.3     (11.9)     54.4
--------------------------------------------------------------------------------------------------------------
      Total Loans                                 44.7     (17.1)     27.6         125.8     (59.6)     66.2
    Securities held to maturity                   14.3      (1.1)     13.2          83.3      (4.9)     78.4
    Securities available for sale                  8.6      (0.8)      7.8         (26.0)     (8.5)    (34.5)
    Other interest earning assets                  0.4      (0.1)      0.3          (0.1)     (0.5)     (0.6)
--------------------------------------------------------------------------------------------------------------
      Total Interest Earning Assets               68.0     (19.1)     48.9         183.0     (73.5)    109.5
--------------------------------------------------------------------------------------------------------------
Interest Expense
  Deposits
    Savings deposits                              14.0       3.4      17.4          25.7       2.9      28.6
    Time deposits                                  0.8      (6.7)     (5.9)         (2.6)    (16.3)    (18.9)
    Commercial CD's > $100M                       (3.3)     (1.1)     (4.4)         (4.1)     (3.9)     (8.0)
--------------------------------------------------------------------------------------------------------------
      Total Time Deposits                         11.5      (4.4)      7.1          19.0     (17.3)      1.7
    Other borrowed funds                          (5.5)     (4.7)    (10.2)        (12.1)    (14.9)    (27.0)
    Long-term debt                                26.8      (3.8)     23.0          88.2     (11.4)     76.8
--------------------------------------------------------------------------------------------------------------
      Total Interest Expense                      32.8     (12.9)     19.9          95.1     (43.6)     51.5
--------------------------------------------------------------------------------------------------------------
Net interest income-Fully Taxable Equivalent     $35.2    $ (6.2)   $ 29.0        $ 87.9    $(29.9)   $ 58.0
--------------------------------------------------------------------------------------------------------------
      Decrease in tax-equivalent adjustment                            0.3                               1.2
                                                                      -----                             ----
      Increase in Net Interest Income                               $ 29.3                            $ 59.2
                                                                      =====                             =====

Non-Interest Income

Non-interest income categories for the three and nine month periods ended September 30, 1999 and 1998 are shown in the following table:


------------------------------------------------------------------------------------------------------
(in millions)                             Three months ended Sept. 30,    Nine months ended Sept. 30,
------------------------------------------------------------------------------------------------------
                                                               Percent                       Percent
                                             1999      1998    Change        1999     1998   Change
------------------------------------------------------------------------------------------------------
Service charges on deposit accounts        $ 31.2     $31.2     (0.1)%     $ 90.8   $ 93.2    (2.5)%
Retail investment and insurance fees         18.2      12.3     48.3         55.2     37.1    48.8
Service and loan fee income                  14.6      15.6     (6.8)        46.2     43.7     5.6
Trust income                                 13.1      10.5     24.8         37.9     31.6    19.9
Other                                        22.9      20.9      9.6         61.6     50.1    23.0
------------------------------------------------------------------------------------------------------
   Total non-interest operating income      100.0      90.5     10.4        291.7    255.7    14.1
Securities gains                              4.7      (0.1)       -          7.1      4.4    58.9
------------------------------------------------------------------------------------------------------
   Total non-interest income               $104.7     $90.4     15.8 %     $298.8   $260.1    14.9 %
======================================================================================================

Service charges on deposit accounts remained unchanged for the quarter ended September 30, 1999 compared with 1998 and decreased $2.4 million, or 2.5 percent, for the nine months ended September 30, 1999, compared with the same period a year ago.
The decrease was a result of lower minimum balance requirements on retail deposit accounts resulting in lower monthly maintenance fees.

Retail investment and insurance fees increased $5.9 million, or 48.3 percent, for the quarter ended September 30, 1999, compared with 1998, and increased $18.1 million or 48.8 percent, for the nine months ended September 30, 1999, compared with the same period a year ago. The increase in retail investment and insurance fees for the three and nine months ended September 30, 1999, was primarily due to increased annuity fees and insurance fees, resulting from acquired insurance agencies.

Service and loan fee income decreased $1.0 million, or 6.8 percent, for the quarter ended September 30, 1999, compared with 1998. The decrease was primarily a result of lower mortgage origination income, which was partially offset by higher merchant credit card activity. Service and loan fee income increased $2.5 million, or 5.6 percent, for the nine months ended September 30, 1999, compared to the same period a year ago. The increase is due primarily to increased merchant credit card activity and mortgage servicing income.

Trust income increased $2.6 million, or 24.8 percent, for the quarter ended September 30, 1999 compared with 1998, and $6.3 million, or 19.9 percent, for the nine months ended September 30, 1999, compared to the same period a year ago. The increase in trust income for both the three and nine months ended September 30, 1999 was generally due to increases in personal trust fees and asset management advisory fees.

Other income increased $2.0 million, or 9.6 percent, for the three months ended September 30, 1999, compared with 1998, and $11.5 million or 23.0 percent, for the nine months ended
September 30, 1999, compared to the same period a year ago. The increase for the three months ended September 30, 1999, was attributable to a $4.1 million gain on sale of mortgage servicing rights. The increase for the nine months ended September 30, 1999 was primarily attributable to a $5.9 million gain on the sale of the credit card portfolio in the first quarter, as well as the previously mentioned third quarter gain. Included in the third quarter of 1998, was a $7.0 million gain from limited partnership investment.


Non-Interest Expense

Non-interest expense categories for the three and nine month periods ended September 30, 1999, and 1998, are shown in the following table:


----------------------------------------------------------------------------------------------------------------
(in millions)                                   Three months ended Sept. 30,      Nine months ended Sept. 30,
----------------------------------------------------------------------------------------------------------------
                                                                     Percent                           Percent
                                                   1999      1998     Change         1999      1998     Change
----------------------------------------------------------------------------------------------------------------
Salaries                                           $ 87.2    $ 77.4      12.6 %      $250.1    $228.3       9.5 %
Pension and other employee benefits                  28.4      27.9       2.0          87.6      81.7       7.2
Furniture and equipment                              23.9      21.0      13.6          68.8      62.2      10.7
Occupancy, net                                       20.2      18.5       9.4          59.3      54.6       8.7
Communications                                        9.3       8.9       5.1          28.6      27.5       4.3
Amortization of goodwill and other intangibles        8.3       4.9      70.2          20.6      14.3      44.4
Advertising and public relations                      5.8       6.6     (13.3)         17.2      18.9      (9.0)
Other                                                28.9      29.0      (0.4)%        92.4      90.2       2.2
----------------------------------------------------------------------------------------------------------------
Total non-interest expense                         $212.0    $194.2       9.2        $624.6    $577.7       8.1 %
================================================================================================================

Salaries increased $9.8 million, or 12.6 percent, for the quarter ended September 30,1999, compared to the same quarter in 1998, and $ 21.8 million, or 9.5 percent, for the nine months ended September 30, 1999 compared to the same period a year ago. In addition to the annual merit increases, salaries rose approximately $3.9 million and $7.5 million from acquisitions, for the three and nine month periods ended September 30, 1999, respectively. There were 8,971 full-time equivalent employees at September 30, 1999, compared to 8,244 the same period a year ago.

Pension and employee benefits increased $.5 million, or 2.0 percent, for the three months ended September 30, 1999, compared with the same quarter in 1998, and $5.9 million, or 7.2 percent for the nine months ended September 30, 1999, compared to the same period a year ago. The increases were primarily attributable to pension and incentive compensation expense related to higher levels of core salaries.

Furniture and equipment expenses increases $2.9 million, or 13.6 percent, for the quarter ended September 30, 1999, compared with the same quarter in 1998, and $6.6 million or 10.7 percent, for the nine months ended September 30, 1999, compared to the same period a year ago. This increase was primarily due to the recent bank acquisitions, increases in equipment maintenance, mainframe application software and increases in leasing expenses associated with personal computers.

Occupancy increased $1.7 million, or 9.4 percent, for the quarter ended September 30, 1999, compared with the same quarter in 1998, and $4.7 million, or 8.7 percent, for the nine months ended September 30, 1999, compared to the same period a year ago. The increase was primarily due to recent bank acquisitions and increases in rent and depreciation expense.

Communications expense increased $.4 million, or 5.1 percent, for the quarter ended September 30, 1999,compared with the same quarter in 1998, and $1.1 million, or 4.3 percent, for the nine months ended September 30, 1999, compared to the same period a year ago. The increases were primarily due to increased telephone usage and an increase in postage expense.

Amortization of goodwill and intangibles increased $3.4 million, or 70.2 percent, for the three months ended September 30, 1999, and $6.3 million or 44.4 percent for the nine months ended September 30, 1999, compared to the same period a year ago. The increase was due to the purchase acquisitions of Prime Bancorp, NSS Bancorp, New Canaan Bank & Trust Company, W.M. Ross and Company, and Madison Consulting Group.

Advertising and public relations expense decreased $.8 million, or 13.3 percent, for the quarter ended September 30, 1999, compared to the same quarter in 1998, and $1.7 million, or 9.0 percent, for the nine months ended September 30, 1999, compared to the same period a year ago. The decrease was mainly due to a decline in general advertising costs.

Other expenses did not vary significantly from period to period.
Included in other expenses were legal and professional fees of $7.0 million and $21.9 million, for the three and nine month periods, respectively.

The effective income tax rate was 31.9 percent for the three months ended September 30, 1999, compared with 30.8 percent compared with the same quarter in 1998, and 33.4 percent for the nine months ended September 30, 1999, compared with 31.3 percent for the same period a year ago. The lower effective tax rate for 1998 was the result of benefits received from the implementation of business strategies in the 1998 period that will not be realized in 1999.

During the fourth quarter of 1999, the Company will take a restructuring charge of approximately $25 - $30 million pretax in conjunction with the realignment of its key lines of business and lines of support. The Company estimates that its business realignment will eliminate between 200 and 250 positions, and produce estimated cost saving of $20.0 million pretax annually.


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


Results of Operations                                                       Investment Services/
Quarter Ended September 30, Retail Banking    Commercial Banking  Private Banking       Corporate and Other       Consolidated
                           ----------------   ------------------ -------------------    -------------------     ---------------
(in millions)                1999      1998      1999      1998      1999      1998        1999      1998        1999      1998
----------------------       ----      ----      ----      ----      ----      ----        ----      ----        ----      ----

Net interest income        $207.0    $187.9     $72.2     $66.4     $14.6     $14.2       $27.5     $23.5      $321.3    $292.0
Provision for loan losses     7.6       8.5      68.5       8.9       0.4       0.6          -         -         76.5      18.0
                           ----------------------------------------------------------------------------------------------------
Net interest income after
provision for loan losses   199.4     179.4       3.7      57.5      14.2      13.6        27.5      23.5       244.8     274.0
Non-interest income          55.5      49.1      11.9      17.0      31.8      23.3         5.5       1.1       104.7      90.5
Non-interest expense        140.1     132.2      33.7      27.4      33.2      26.4         5.0       8.2       212.0     194.2
                           ----------------------------------------------------------------------------------------------------
Income before taxes         114.8      96.3     (18.1)     47.1      12.8      10.5        28.0      16.4       137.5     170.3
Federal and state
income taxes                 39.6      30.3      (6.0)     14.5       4.3       3.3         6.0       4.3        43.9      52.4
                           ----------------------------------------------------------------------------------------------------
Net income (loss)          $ 75.2    $ 66.0    $(12.1)    $32.6     $ 8.5     $ 7.2       $22.0     $12.1       $93.6    $117.9
                           =====================================================================================================

Selected Average Balances:
Securities              $    55.0 $    44.1  $      -  $      -  $   15.6  $   21.4   $10,971.0 $ 9,524.1   $11,041.6 $ 9,589.6
Loans                    11,780.9  11,086.6   9,043.0   7,723.3   1,338.7   1,134.3          -         -     22,162.6  19,944.2
Assets                   12,163.9  11,494.7   8,994.4   7,795.0   1,430.2   1,207.6    12,695.9  10,719.8    35,284.4  31,217.1
Deposits                 21,403.1  18,896.6   1,059.8     945.6     798.4     734.4       887.3   1,287.9    24,148.6  21,864.5








Results of Operations                                                    Investment Services/
Nine Months Ended September 30, Retail Banking    Commercial Banking  Private Banking       Corporate and Other   Consolidated
                                ---------------   ------------------  --------------------  -------------------   ---------------
(in millions)                   1999      1998    1999      1998       1999      1998        1999      1998       1999      1998
------------------------------- ----      ----    ----      ----       ----      ----        ----      ----       ----      ----
Net interest income            $609.0    $565.8  $207.3    $195.6     $42.6     $40.5       $76.3     $74.1      $935.2    $876.0
Provision for loan losses        26.7      24.5    81.5      24.9       1.3       1.6          -         -        109.5      51.0
                                -------------------------------------------------------------------------------------------------
Net interest income after
Provision for loan losses       582.3     541.3   125.8     170.7      41.3      38.9        76.3      74.1       825.7     825.0
Non-interest income             159.9     145.0    35.8      37.3      94.3      70.3         8.8       7.5       298.8     260.1
Non-interest expense            407.2     395.1    95.8      82.2      97.7      76.3        23.9      24.1       624.6     577.7
                                -------------------------------------------------------------------------------------------------
Income before taxes             335.0     291.2    65.8     125.8      37.9      32.9        61.2      57.5       499.9     507.4
Federal and state income taxes  114.8      93.0    20.6      38.9      12.9      10.6        18.9      16.1       167.2     158.6
                                -------------------------------------------------------------------------------------------------
Net income                     $220.2    $198.2  $ 45.2    $ 86.9     $25.0     $22.3       $42.3     $41.4      $332.7    $348.8
                                =================================================================================================

Selected Average Balances:
Securities                  $    55.0 $    42.0 $      - $      -  $   12.3  $   25.6  $ 10,531.4 $ 9,333.3   $10,598.7 $ 9,400.9
Loans                        11,732.6  10,969.0  8,521.8  7,426.8   1,282.0   1,056.0          -         -     21,536.4  19,451.8
Assets                       12,105.3  11,418.4  8,485.6  7,500.5   1,372.6   1,128.8    12,083.9  10,511.4    34,047.4  30,559.1
Deposits                     20,692.2  19,066.4  1,023.5    939.3     768.4     711.8       949.9   1,208.3    23,434.0  21,925.8

Retail Banking

Retail Banking meets the banking needs of individuals and small businesses through traditional and supermarket branches in New Jersey, eastern Pennsylvania, and southern Connecticut. Summit also offers its customers an expanding array of 24-hour banking services through automated teller machines, telephone banking centers, and the internet. Mortgage loans, home equity loans and lines of credit, direct and indirect consumer loans and small business commercial loans are offered through Summit Bancorp's broad network of branches.

Average loans for the quarter ended September 30, 1999, increased $694.3 million, or 6.3 percent, to $11.8 billion from the same period in 1998, primarily in the consumer lending area.
Total average deposits for the third quarter of 1999 increased to $21.4 billion, up $2.5 billion from a year ago. This increase was attributable to the growth in the Summit Navigator Account introduced in the fourth quarter of 1998. Net interest income for the quarter increased $19.1 million, or 10.2 percent, over last year, primarily due to similar growth in loans and deposits. The increase in non-interest income of $6.4 million is primarily due to a $4.1 million gain on the sale of mortgage servicing rights. Non-interest expenses for the quarter increased $7.9 million, or 6.0 percent, over last year, primary due to salary and miscellaneous expenses of which half are due to acquisitions.
Net income for the quarter was up $9.2 million, or 13.9 percent, from a year ago to $75.2 million.

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

Total average loans for the quarter ended September 30, 1999, were $9.0 billion, an increase of $1.3 billion, or 17.0 percent, over the same period in 1998 primarily in asset-based lending and commercial media lending. Net interest income for the third quarter of 1999 increased $5.8 million, or 8.7 percent, from 1998, driven by the increase in average loans. Non-interest income for the quarter ended September 30, 1999 declined $5.1 million, or 30.0 percent, from prior year due to $7.0 million in limited partnership investment income recorded in the third quarter of 1998. Non-interest expense increased $6.3 million over the prior year to $33.7 million due to higher salaries and indirect expenses.
Net income decreased $44.7 million, or 137.1 percent, from the same period last year due to a $60.0 loan loss provision prompted by the adverse outlook for a borrower following a bankruptcy filing.

Investment Services and Private Banking

Investment Services provides a full range of trust, administrative, and custodial services to individuals and institutions, in addition to investment products and discount brokerage. The line also markets a wide variety of insurance products for the personal and corporate marketplace. This segment also includes Private Banking, which provides personal credit services for individuals, lawyers, accountants and their firms, and business loans, lines of credit and deposit accounts and services.

The major portion of the increases in non-interest income and expense over the prior period reflects the acquisitions of W.M. Ross & Company and Madison Consulting Group, two insurance subsidiaries, in the second half of 1998. Also contributing to the increase in non-interest income was higher fee income in trust, mutual funds and annuities. Net income for the quarter was $8.5 million, up $1.3 million, or 18.1 percent, from a year ago.

Corporate and Other

Corporate and Other is primarily comprised of the treasury function, which is responsible for managing interest-rate risk and the investment portfolios. In addition, certain revenues and expenses not considered allocable to a line of business are reflected in this area.

Net interest income increased $4.0 million, or 17.0 percent, from 1998, primarily due to growth in the securities portfolio.
The securities portfolios, averaged $11.0 billion for the second quarter of 1999, up $1.4 billion, or 15.2 percent, from the prior year.
The increase in non-interest income in 1999 was primarily due to gains on security transactions in the third quarter of 1999.
Net income was up for the quarter $9.9 million, or 81.8 percent, to $22.0 million.


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

State of Readiness:

Summit Bancorp has been working since 1995 to remediate its information technology ("IT") and non-IT systems for the Year 2000. All of the 330 software systems being tracked by Summit Bancorp, and the computer equipment they run on, have completed Summit Bancorp's seven-phase Year 2000 project program, which is as follows: Developing a Strategic Approach, Creating Organizational Awareness, Assessing Actions and Developing Detailed Plans, Renovating (remediating), Validating (testing), Implementing (remediated code into production), and Implementing (totally future-date certified). Additionally, Summit Bancorp has completed the above project program for certain non-critical, stand-alone personal computer (PC)-based software applications.

Testing of automated interfaces with third parties including principal settlement methods associated with major payment systems involving systems of other financial institutions and governmental agencies has been completed. In addition, the capability Summit Bancorp established for its customers to test their automated interfaces with Summit Bancorp between May and September of 1999 was extended into late October 1999.

Non-IT systems with embedded chip technology for all building, environmental, and security systems have been remediated, tested, and confirmed as Year 2000 ready. Telecommunications software and equipment, both voice and data, have been fully remediated, tested, and confirmed as Year 2000 ready. The banking and telecommunications industries completed multiple joint end to end tests of major carriers and bank networks in the second quarter of 1999 with no Year 2000 related problems. Although Summit Bancorp was not one of the banks participating in these tests, review of the methodology and results support Summit Bancorp's own assessment of the Year 2000 readiness of the telecommunications services on which it relies.

Communication with third parties that may have a material relationship with Summit Bancorp has been initiated to determine whether they have appropriate plans to be Year 2000 ready. An inventory of important vendors has been completed and Summit Bancorp's vendor risk assessment and preparedness evaluation activities are ongoing. Summit Bancorp's plans to minimize third-party risk include contingency planning for important vendors. All of Summit Bancorp's significant vendors have responded to the Year 2000 inquiries made by Summit Bancorp, with approximately 96 percent claiming to be currently Year 2000 compliant. Vendor responses were reviewed for completeness and incomplete responses were followed up with additional correspondence, telephone calls or both. In some cases, Year
2000 readiness information was obtained from publicly available sources, including vendor or third party websites. Confidence levels were developed based on the quality of the vendor's responses to Summit Bancorp's written inquiries, use of publicly available information, and the vendor's prior track record in meeting its commitments to Summit Bancorp. With limited exception Summit Bancorp's suppliers have been found to be making satisfactory progress toward achieving Year 2000 readiness. Summit Bancorp will have appropriate contingency plans in place for those which are not making satisfactory progress. Summit Bancorp has not assessed the enforceability of any representations by these vendors as to their Year 2000 compliance status, preferring to focus its Year 2000 resources on developing appropriate contingency plans where it does not have sufficient confidence in a vendor's Year 2000 status.
These representations may or may not be enforceable, depending on the facts and circumstances of particular vendor relationships, but Summit Bancorp has not relied on the enforceability of such representations in its Year 2000 readiness efforts.

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

Costs to Address Year 2000 Issues:

The estimated cost of the Year 2000 project is $23 million. The project is staffed with both external contract and internal personnel. This estimate includes the cost of retention programs for key systems personnel, a portion of which will be paid beyond January 1, 2000. To date, incremental internal costs totaling $7.4 million have been incurred. These costs include compensation and benefits for internal personnel assigned full-time to the project, the retention program, and other ancillary costs. In addition, $12.4 million of external costs, including external contract personnel and payments to third parties, have been incurred to date. The total cost incurred to date is $19.8 million. Of the remaining balance, approximately $2.0 million is expected to be used for the payment of retention bonuses in the Year 2000 and the expense of maintaining additional staff in premises over the Year 2000 weekend.

Contingency Plans:

Summit Bancorp has created certain remediation and business resumption contingency plans specific to the Year 2000 project. Remediation contingency plans address the actions to be taken if remediation of a mission-critical system falls behind schedule. Remediation for all mission critical systems has been completed. None of the three remediation contingency plans that were prepared for mission-critical systems had to be triggered. Business resumption contingency plans address the actions that will be taken if critical business functions cannot be carried out in the normal manner due to system or third-party failures. These plans supplement existing disaster recovery plans and have been updated to include potential Year 2000 related failures. Business resumption plans will be maintained current and will be tested during the remainder of 1999.

LIQUIDITY

Liquidity is the ability to meet the borrowing needs and deposit withdrawal requirements of customers and support asset growth.
Principal sources of liquidity are deposit generation, access to purchased funds, maturities and repayments of loans and investment securities and interest and fee income.

The consolidated statements of cash flows present the change in cash and due from banks from operating, investing and financing activities. During the first nine months of 1999, net cash provided by operating activities totaled $438.0 million. Contributing to net cash provided by operating activities were the results of operations, plus noncash expenses, and proceeds from the sales of mortgages held for sale. Partially offsetting the contributions to operating cash were funds used to originate mortgage loans held for sale and noncash revenues.

Net cash used in investing activities totaled $1.8 billion. For the nine months ended September 30, 1999, net cash used in transactions involving the investment portfolios totaled $928.1 million, while the loan portfolio used $894.9 million.

Scheduled maturities and anticipated principal repayments of the securities portfolio's will approximate $568.0 million throughout the balance of 1999. In addition, all or part of $5.2 billion securities available for sale portfolio could be sold, providing another source of liquidity. These sources can also be used to meet the funding needs during periods of loan growth.

Net cash provided by financing activities totaled $1.3 billion.
During the first nine months of 1999, other borrowed funds and long-term debt increased $1.6 billion. This increase was partially offset by the purchase of common stock of $317.7 million, and the payment of common stock dividends.

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

Based on the results of the interest simulation model as of September 30, 1999, Summit Bancorp would expect a decrease of $53.0 million in net interest income and an increase of $43.0 million in net interest income, if interest rates increase or decrease 100 basis points, respectively, from current interest rates in an immediate and parallel shock over a twelve month period. At December 31, 1998, Summit Bancorp expected a decrease of $17.0 million in net interest income and an increase of 1.4 million in net interest income if interest rates decreased or increased 100 basis points, respectively. The interest simulation model does not include asset and liability strategies that could be deployed to mitigate the impact of changes in the interest rate environment.

Interest rate risk management efforts also involve the use of certain derivative financial instruments for the purpose of stabilizing net interest income in a changing interest rate environment. The derivative financial instruments portfolio consists principally of interest rate swaps. At September 30, 1999, the notional values of these instruments were $279.0 million. These derivatives resulted in a reduction in net interest income of $1.3 million for the first nine months of 1999. The cost to terminate these contracts at September 30, 1999, would have been $197.6 thousand.



PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

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

Reported on Form 10-K for the period ended December 31, 1998 and on Form 10-Q for the periods ended March 31, 1999 and June 30, 1999. On July 23, 1999, the Court granted partial summary judgment dismissing plaintiffs' Consumer Fraud Act claims against the bank. Plaintiff filed a motion for reconsideration of that decision, which the Court denied on October 8, 1999.

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

Reported on Form 10-K for the period ended December 31, 1998 and on Form 10-Q for the periods ended March 31, 1999 and June 30, 1999. The court reserved decision on the summary judgment motions in the Preference Action and the trial took place from September 13, 1999 to September 22, 1999. At the conclusion of the trial, the court ordered the parties to submit proposed findings of fact and conclusions of law by November 5, 1999. Responses to the opposing party's findings of fact and conclusions of law are due on November 19, 1999. All other pending cases are inactive.

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

Reported on Form 10-K for the period ended December 31, 1998 and on Form 10-Q for the periods ended March 31, 1999 and June 30, 1999. On September 27, 1999, the New Jersey Supreme Court heard argument on (1) plaintiffs' nunc pro tunc appeal of the Appellate Division's decision that the bank is entitled to charge an attorney review fee in connection with a residential mortgage loan; and (2) Collective Bank's cross-appeal of the Appellate Court's ruling concerning federal preemption. The Court reserved decision.

4. John Baker, Margaret Baker, Elaine Coopersmith, and Arnold Coopersmith on behalf of themselves and all others similarly situated v. Summit Bank, United States District Court for the Eastern District of Pennsylvania, Civil Action No. CV-2010, filed April 21, 1999.

Plaintiffs are representatives of a class of holders of demand and/or fixed rate certificates of Walnut Equipment Leasing
Company ("Walnut") and its wholly-owned subsidiary, Equipment
Leasing Corporation of America ("ELCOA"), for which Summit Bank (Pennsylvania) (formerly known as First Valley Bank) acted as indenture trustee. Plaintiffs allege that the bank breached contractual and fiduciary duties and violated the Trust Indenture Act by
(1) continuing to act as Trustee despite knowledge that the money being raised under the Walnut and ELCOA Indenture
Agreements was being used to pay off the companies' debt to past purchasers; (2) permitting Walnut and ELCOA to default on their obligations under the Trust Indenture Act and the Trust
Indenture Agreement by submitting false and misleading reports and Registration Statements to the SEC; and (3) acting as Indenture Trustee with respect to the issuance of certificates by both ELCOA and Walnut despite knowledge that the interests of the two groups of holders were adverse to one another.

Plaintiffs also alleged violations of the Pennsylvania Unfair
Trade Practices and Consumer Protection Act.  On September 17,
1999, the Court granted the Bank's motion to dismiss this claim.

Plaintiffs' complaint does not specify and Summit is currently unable to ascertain or approximate the amount of damages sought against it.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
--------------------------------------------------

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
----------------------------------------

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

Not applicable.

ITEM 5. OTHER INFORMATION.
--------------------------

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

(a)   Exhibits
      --------

     	(10) C. (vii) Summit Bancorp stock plan amendments

      (10) O. (i) Agreement of Purchase and Sale between United Trust Fund Limited Partnership, as purchaser, and
      Summit Bank, as seller, (relating to sale and leaseback of 250 Moore Street, 214 Main Street, 210 Main Street, and 210 Moore Street, Hackensack, NJ) dated November 5, 1999.

     	(27) Summit Bancorp. Financial Data Schedule -
      September 30, 1999.

(b)	  Reports on Form 8-K
      -------------------

      Not applicable


SIGNATURE
---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           SUMMIT BANCORP
                                           --------------
                                           Registrant



    DATE: November 12, 1999 by:            /s/ PAUL V. STAHLIN
                                           -------------------
                                           PAUL V. STAHLIN
                                           Senior Vice President,
                                           Comptroller and Principal
                                           Accounting Officer
                                     						(Duly Authorized Officer)


                                EXHIBIT INDEX
                                -------------


Exhibit No.		               Description
-----------                 -----------


(10)				            C. (vii)	Summit Bancorp stock plan amendments

(10) O. (i) Agreement of Purchase and Sale between United Trust Limited Partnership, as purchaser, and Summit Bank, as seller, (relating to sale and leaseback of 250 Moore Street, 214 Main Street, 210 Main Street, and 210 Moore Street,
                    Hackensack, NJ) dated November 5, 1999.

(27)                Summit Bancorp. Financial Data Schedule -
                    September 30, 1999.