Form 10-K
period 1999-12-31
SUMMIT BANCORP/NJ/
filed 2000-03-28
CIK 101320

================================================================================
                                    Form 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                          Commission File Number 1-6451

                                ---------------

                                 SUMMIT BANCORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               NEW JERSEY                                  22-1903313
    -------------------------------                    -------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

          301 Carnegie Center
             P.O. Box 2066
         Princeton, New Jersey                             08543-2066
 ----------------------------------------                  ----------
 (Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code (609) 987-3200

                                ---------------

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

                                ---------------

               Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                ----------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 15, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4.4 billion.

    As of February 15, 2000, there were 172,384,364 shares of common stock,
                          $.80 par value outstanding.

                                ---------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Summit Bancorp 1999 Annual Report to Shareholders
    (portions)                                             (Parts I, II and IV).

Proxy Statement dated March 7, 2000 (portions)             (Parts I and III).
================================================================================

                                 SUMMIT BANCORP.

                               Index to Form 10-K


                                     Part I


                                                                                          Page
                                                                                          ----
Item 1.   Business

          a)  General development of business ...........................................    3

          b)  Financial information about segments ......................................    3

          c)  Narrative description of business .........................................    4

          d)  Financial information about geographic areas ..............................   12

          e)  Statistical information ...................................................   12

Item 2.   Properties ....................................................................   13

Item 3.   Legal Proceedings .............................................................   13

Item 4.   Submission of Matters to a Vote of Security Holders ...........................   16

          Executive Officers of Summit Bancorp ..........................................   17

                                     Part II

Item 5.   Market for Summit Bancorp's Common Equity and Related Stockholder Matters .....   18

Item 6.   Selected Financial Data .......................................................   18

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations .........................................................   18

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ....................   18

Item 8.   Financial Statements and Supplementary Data ...................................   18

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure ..........................................................   18

                                    Part III

Item 10.  Directors and Executive Officers of Summit Bancorp ............................   19

Item 11.  Executive Compensation ........................................................   19

Item 12.  Security Ownership of Certain Beneficial Owners and Management ................   19

Item 13.  Certain Relationships and Related Transactions ................................   19

                                Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..............   20

          Signatures ....................................................................   26

                                     PART I

Item 1. Business.

    (a)  General development of business.

     Summit Bancorp. ("Summit") has its corporate office at 301 Carnegie Center, P.O. Box 2066, Princeton, New Jersey 08543-2066.

     Summit commenced operations on October 1, 1970 as a New Jersey corporation and as a bank holding company registered under the Bank Holding Company Act of 1956. At December 31, 1999, Summit owned three banks and several active non-bank subsidiaries and had total consolidated assets of $36.4 billion, which ranked it as the largest New Jersey-based bank holding company. The bank subsidiaries engage in a general banking business, and are as follows: Summit Bank ("Summit Bank NJ"), operating in New Jersey; Summit Bank ("Summit Bank PA"), operating in Pennsylvania; and Summit Bank ("Summit Bank CT"), operating in Connecticut. The non-bank subsidiaries engage primarily in securities brokerage, insurance brokerage, venture capital investment, commercial finance lending, lease financing, asset-based lending, letter of credit issuance, data processing, and reinsuring credit life and disability insurance policies related to consumer loans made by the bank subsidiaries. For a discussion on the development of the Company's business during 1999, see the "Financial Review" on pages 17 through 33 of the 1999 Annual Report to Shareholders which section is incorporated herein by reference to Exhibit 13.

     On March 31, 1999, Summit completed its acquisition of New Canaan Bank & Trust Company ("New Canaan), a Connecticut bank and trust company with $182.0 million in assets and four banking offices in Fairfield County, Connecticut. On August 1, 1999, Summit Bancorp completed the acquisition of Prime Bancorp, a Pennsylvania corporation and bank holding company. Prime Bancorp was headquartered in Fort Washington, Pennsylvania and operated 27 branches with $1.1 billion in assets in the Greater Philadelphia region. Subsequently, Prime Bank became a part of Summit Bank PA. Revenues and expenses from these purchase acquisitions have been included in the consolidated results since their respective dates of acquisition. For additional information on these and other acquisitions, see Note 2 of the Consolidated Financial Statements on page 42 of the 1999 Annual Report to Shareholders which information is incorporated by reference herein.

     On February 29, 2000, Summit completed its acquisition of Meeker Sharkey Financial Group, creating the 16th largest insurance brokerage in the United States, and the largest New Jersey-based insurance broker. Meeker Sharkey Financial Group offers an array of property and casualty products, group health insurance benefits and retirement plan services. This transaction was accounted for as a purchase transaction with the issuance of 1.3 million shares of treasury stock.

     On March 17, 2000, Summit completed its acquisition of the assets of Patgo Insurance Agency, Inc., Patgo South, Inc., Patgo International, Inc. and Crown Insurance Agency, Inc. These companies provide both property and casualty and group benefit insurance services. The assets were acquired by W.M. Ross and Co., Inc., a subsidiary of Summit Bank NJ.

     Summit anticipates completing the acquisition of NMBT Corp., the parent company of NMBT, a Connecticut bank and trust company, on March 29, 2000. NMBT Corp is headquartered in New Milford, Connecticut and through NMBT, operates ten branches in western Connecticut with approximately $400 million in assets. The transaction will be accounted for as a purchase with the issuance of approximately 2.6 million treasury shares.

     (b) Financial information about segments.

     Summit is engaged in the business of managing or controlling banks and such other businesses related to banking as may be authorized under the Bank Holding Company Act of 1956, as amended. Summit is also engaged in furnishing services to, or performing services for its present operating subsidiaries. Reference to information about industry segments is made to Financial Review - Lines of Business on pages 26 and 27 and Note 17 on page 50 of the Consolidated Financial Statements of the 1999 Annual Report to Shareholders which information is incorporated by reference herein.

    (c) (1)  Narrative description of business.

Bank Subsidiaries

     Summit Bank NJ (formerly United Jersey Bank) was organized in 1899 and is Summit's largest bank subsidiary. Summit Bank NJ accounts for 85% of Summit's assets. Based on the latest available data concerning deposit market share, Summit Bank NJ ranked as the largest New Jersey-based commercial bank. Summit Bank NJ operates 363 banking offices throughout 19 of the 21 counties in New Jersey. Summit Bank PA (formerly First Valley Bank) was organized in 1968 and is Summit's Pennsylvania bank subsidiary, accounting for 12% of consolidated assets. Summit Bank PA operates 113 offices in 13 counties in eastern Pennsylvania. Summit Bank CT (formerly Norwalk Savings Society Bank) was organized in 1849 and is Summit's principal Connecticut bank subsidiary, accounting for 2% of consolidated assets. Summit Bank CT operates 14 banking offices in Fairfield County, Connecticut.

     The bank subsidiaries provide a broad range of retail, corporate, investment and private banking products and services to individuals and businesses, through a line of business approach.

     The Retail Banking line of business meets the banking needs of individuals and small businesses through approximately 400 traditional and more than 80 supermarket branches in New Jersey, Pennsylvania, and Connecticut. Mortgage loans, home equity loans and lines of credit, direct and indirect consumer loans and small business commercial loans are offered through this broad network of branches. Demand and interest-bearing deposit accounts and services are provided through branches, automatic teller machines and the Internet.

     The Corporate Banking line of business is focused on meeting the banking requirements of large and middle-market businesses. Commercial loans and mortgages, asset-based lending, international trade services, private placement, mezzanine financing, equipment leasing, aircraft lending, correspondent banking, direct and indirect leasing and leveraged financing are actively solicited through a network of relationship managers. Demand and interest-bearing deposit accounts and services are provided through the branch network.

     The Private Bank delivers financial products and services to individuals and businesses. The Private Bank provides personal credit services, professional services for lawyers, accountants and their firms, and business loans and lines of credit. This reporting segment also includes investment services which provide a full range of trust, administrative and custodial services to individuals and institutions, in addition to investment products and discount brokerage. The line also markets a wide variety of insurance products and services for the personal and corporate marketplace. Revenues are mostly in the form of fees for services provided. The major sources of fee income are generated from trust services, sales of mutual funds and annuities, insurance and brokerage services and discount brokerage transactions.

Non-Bank Subsidiaries

     Summit owns and operates Summit Commercial/Gibraltar Corp. and Summit Commercial Corp., which are commercial finance companies operating in the New York-New Jersey, Baltimore and the southwestern Connecticut metropolitan areas and which specialize in making loans secured by accounts receivable, inventory and equipment, as well as financing sales and leases of equipment. Summit, through Summit Bank PA, owns and operates Summit Financial Services Group, Inc., which is engaged in the stock brokerage business, the underwriting of municipal bonds, and the sale of non-deposit investment products. Summit, through its wholly-owned bank subsidiaries, owns and operates Summit Service Corporation, which provides data processing services to the subsidiaries. Summit, through Summit Bank NJ, owns and operates Corporate Dynamics, an employee benefits brokerage and consulting firm, Meeker Sharkey Financial Group, an insurance brokerage group, Philadelphia Benefits Corporation, a group health insurance general agency, W.M. Ross and Co., Inc., a property and casualty insurance brokerage firm and Madison Consulting Group, an employee benefits brokerage firm. Corporate Dynamics, Philadelphia Benefits, W.M. Ross and Co., Inc., Meeker Sharkey Financial Group and Madison Consulting Group operate principally in the Mid-Atlantic region. Total revenues (excluding intercompany revenues) for all non-bank subsidiaries as a group during the last three years accounted for less than 10% of consolidated revenues.

Supervision and Regulation

     The banking industry is highly regulated. This regulatory framework is intended primarily for the protection of depositors and the preservation of the federal deposit insurance funds and not for the protection of security holders. Statutory and regulatory controls increase a bank holding company's cost of doing business and limit the options of its management to employ assets and maximize income. Areas subject to regulation and supervision by the bank regulatory agencies include: nature of business activities; minimum capital levels; dividends; affiliate transactions; expansion of locations; acquisitions and mergers; interest rates paid on certain types of deposits; reserves against deposits; terms, amounts and interest rates charged to various types of borrowers; and investments. For additional information on regulatory matters, see Note 20 of the Consolidated Financial Statements on page 53 of the 1999 Annual Report to Shareholders which information is incorporated by reference herein.

Financial Modernization Legislation

     Financial modernization legislation called the Gramm-Leach-Bliley Act (the "GLB Act") was enacted late in 1999 and the principal provisions became effective on March 11, 2000. The GLB Act makes major changes in the laws that previously kept the banking industry largely separate from the securities and insurance industries in the United States. The GLB Act authorizes the creation of a new kind of financial institution known as a "financial holding company" and a new kind of bank subsidiary called a "financial subsidiary." Financial holding companies include banks as subsidiaries and will be authorized to engage in a full range of investment banking activities, including merchant banking and a full range of insurance agency, brokerage and underwriting activities. Financial subsidiaries of banks will be entitled to slightly more limited authority. Bank holding companies seeking to qualify as financial holding companies must be "well-capitalized," "well-managed," and all of their bank subsidiaries must be highly rated under the Community Reinvestment Act. Banks seeking to form financial subsidiaries must meet even more stringent conditions. As a result of the GLB Act, upon qualifying as a financial holding company or becoming authorized to own a financial subsidiary, a banking organization may acquire or affiliate with virtually any securities and insurance company and a securities and insurance company may acquire or affiliate with a bank.

     Banking organizations are not required to become financial holding companies but instead may continue to operate as bank holding companies and to provide the services that those organizations were authorized to provide prior to enactment of the GLB Act, as described below under "Bank Holding Company Regulation" The GLB Act makes other important changes as well, including that of requiring banks to conduct most securities activities through subsidiaries or affiliates, enhancing the access of community banks to favorable financing from the Federal Home Loan Banks and adding "sunshine" provisions to the Community Reinvestment Act to require disclosure of certain agreements between financial institutions and third parties. Privacy provisions in the GLB Act that are applicable to all financial institutions require, among other things, that the organizations establish privacy policies and that customers be given the right to opt-out of having certain information about them shared with nonaffiliated third parties. While the impact of the GLB Act cannot be fully assessed until the numerous regulations required to implement it have become effective, it is expected that its enactment will make the market for banking and other financial services in the United States even more competitive.

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

Summit Bank NJ, Summit Bank PA and Summit Bank CT are each currently rated "outstanding" under the Community Reinvestment Act. NMBT is currently rated "satisfactory".

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

A brief summary of the Act's major provisions follows:

     (A) Interstate Banking. Adequately capitalized and adequately managed BHCs are permitted to acquire banks in any state. States cannot opt-out of this provision. State laws may prohibit the purchase of banks five years of age or less. Concentration limits are imposed (10% of bank and thrift deposits nationwide/30% in the state; the state supervisor may waive this 30% limit). States retain existing authority to impose nondiscriminatory deposit caps.

     (B) Bank/Thrift Affiliate Agency Authority. An insured bank subsidiary may act as agent for an affiliate bank or thrift in offering specified banking services both within and across state lines without offices of the agent being deemed branches of the affiliates on whose behalf they act. Summit Bank NJ, Summit Bank PA and Summit Bank CT act as agents for each other pursuant to this authority.

     (C) Interstate Branching.

     (1) Branching Through Bank Mergers. As of June 1, 1997, the appropriate Federal regulator may approve the merger of adequately capitalized banks across state lines, so long as the resulting institution is adequately capitalized and adequately managed. Bank mergers have to conform with state laws which impose age restrictions of up to five years on acquisitions of new banks. Where the bank/BHC is effectively moving into a new state as a result of the merger, regulators must consider Community Reinvestment Act compliance of all bank affiliates before approving the merger application. The 10% nationwide/30% state by state deposit concentration limits discussed above also apply to bank mergers; states retain current authority to impose deposit caps.

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

FDICIA

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which became law in December 1991, in addition to authorizing increased funding for the Bank Insurance Fund ("BIF") by raising the FDIC's borrowing limits and eliminating the cap on deposit insurance premiums, imposes extensive additional statutory requirements regarding the roles, responsibilities, and liabilities of a bank's senior management, directors, independent auditors, and regulators in compliance, management and financial affairs of a bank. FDICIA has required additional time, effort and resources to be devoted to compliance and internal controls.

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

     FDICIA caused the FDIC insurance assessments to move from flat-rate premiums to a system of risk-based premium assessments. The risk-based insurance assessment evaluates an institution's potential for causing a loss to the insurance fund and bases deposit insurance premiums upon individual bank profiles. The majority of the subsidiary bank's FDIC insured deposits are covered under the BIF. As a result of deposits acquired through the acquisition of thrift institutions over the last several years, the bank subsidiaries have approximately $5.5 billion of deposits that are insured under the Savings Association Insurance Fund ("SAIF").

     The Deposit Insurance Funds Act of 1996, which became law on September 30, 1996, included measures to address the disparity in deposit insurance assessment rates that had developed between institutions whose deposits are insured by BIF and those whose deposits are insured by SAIF. The SAIF was recapitalized through a special "one time only" assessment of 0.657 percent of all deposits insured by that Fund; the proceeds of this assessment brought SAIF to its designated reserve ratio. As part of this legislation, the assessment basis for the Financing Corporation ("FICO") bonds issued to finance resolution of early stages of the savings and loan crisis, was broadened to include banks; however, banks were assessed for this purpose at only one-fifth the rate of the assessment on savings associations until December 31, 1999. Commencing January 1, 2000, both the deposit insurance assessment and the special assessment FICO bonds are the same for BIF-insured deposits and for SAIF-insured deposits.

FIRREA

     Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. These provisions have commonly been referred to as FIRREA's "cross guarantee" provisions. Liability under the "cross guarantee" provisions is subordinate to claims (other than claims by shareholders, including bank holding companies, in their capacity as shareholders, and affiliates of the institution) of depositors, secured creditors, other general or senior creditors and holders of obligations subordinated to depositors or other creditors.

     FIRREA gives the FDIC as conservator or receiver of a failed depository institution express authority to repudiate contracts with such institution which it determines to be burdensome or if such repudiation will promote the orderly administration of the institution's affairs. Certain "qualified financial contracts," defined to include securities contracts, commodity contracts, forward contracts, repurchase agreements, and swap agreements, are generally excluded from the repudiation powers of the FDIC. The FDIC is also given authority to enforce contracts made by a depository institution, notwithstanding any contractual provision providing for termination, default, acceleration, or exercise of rights upon, or solely by reason of, insolvency or the appointment of a conservator or receiver. Insured depository institutions are also prohibited from entering into contracts for goods, products or services which would adversely affect the safety and soundness of the institution.

     The bank regulatory agencies have broad discretion to issue cease and desist orders if they determine that Summit or its subsidiaries are engaging in "unsafe or unsound banking practices." In addition, the Federal bank regulatory authorities are empowered to impose substantial civil money penalties for violations of certain Federal banking statutes and regulations.

Dividend Restrictions

     Various federal and state statutory provisions limit the amount of dividends Summit's subsidiary banks can pay to Summit without prior regulatory approval. The Federal Reserve Act, which affects both Summit Bank NJ and Summit Bank PA, restricts the payment of dividends in any calendar year to the net profit of the current year combined with retained net profits of the preceding two years; and Connecticut's banking law imposes a similar limitation on Summit Bank CT. Further, Summit Bank NJ, as a New Jersey state-chartered bank, may declare a dividend only if, after payment thereof, its capital stock would be unimpaired and its surplus would equal at least 50 percent of its capital stock or its surplus would not be reduced and Summit Bank PA, as a Pennsylvania-chartered bank, may declare and pay a dividend only out of accumulated net earnings and only if it has surplus at least equal to its capital and such surplus would not be reduced by payment of such dividend. Summit may not pay dividends to its shareholders if after paying such dividends it would be unable to pay its debts as they become due in the usual course of business or its total assets would be less than its total liabilities. In addition, under FDICIA all institutions are prohibited from paying dividends if after doing so an institution would be undercapitalized. For additional information on dividend restrictions and amounts available for dividend distributions, see Note 20 of the Consolidated Financial Statements on page 53 of the 1999 Annual Report to Shareholders which information is incorporated by reference herein.

Regulation of Subsidiaries

     Various laws and the regulations thereunder applicable to Summit and its bank subsidiaries impose restrictions and requirements in many areas, including capital requirements, the maintenance of reserves, establishment of new offices, the making of loans and investments, consumer privacy, consumer protection, employment practices and other matters. There are various legal limitations, including Sections 23A and 23B of the Federal Reserve Act, on the extent to which a bank subsidiary may finance or otherwise supply funds to Summit or its non-bank subsidiaries or certain subsidiaries of the bank. Under Federal law, a bank subsidiary is subject to individual and aggregate limits with respect to loans or extensions of credit to, or investments in the securities of, its parent and the nonbank subsidiaries of its parent or certain subsidiaries of the bank. Any such loans to nonbank affiliates or certain subsidiaries of the bank must be collateralized in keeping with a sliding scale that varies in accordance with the quality of the collateral. For additional information about loans to affiliates, see Note 20 of the Consolidated Financial Statements on page 53 of the 1999 Annual Report to Shareholders which information is incorporated by reference herein. Summit and its banking and other subsidiaries are also subject to certain restrictions with respect to engaging in the business of issuing, underwriting, public sale, flotation or distribution of securities.

     The state-chartered subsidiary banks are subject to the supervision of, and to regular examination by, the New Jersey Department of Banking and Insurance, in the case of Summit Bank NJ, the Pennsylvania Department of Banking, in the case of Summit Bank PA and the Connecticut Department of Banking, in the case of Summit Bank CT. In addition, the subsidiary banks are subject to review by the U.S. Department of Education with respect to student loan activity. Summit Bank NJ and Summit Bank PA are subject to examination by the FRB. Summit Bank CT is subject to examination by the FDIC. As a registered municipal securities dealer, Summit Bank NJ is subject to the supervision of the Municipal Securities Rulemaking Board.

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

     Summit and its non-bank subsidiaries are subject to examination by the New Jersey, Pennsylvania and Connecticut state bank regulatory agencies and the FRB, and, in addition, the FDIC may, at its discretion, examine the New Jersey and Pennsylvania bank subsidiaries. As a mortgagee approved by the Department of Housing and Urban Development and a seller-servicer of mortgages approved by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the New Jersey Housing and Mortgage Finance Agency, Summit Bank NJ is subject to regulation or supervision by these government agencies. Summit Bank PA is a participant in the mortgage program conducted by the Pennsylvania Housing Finance Agency and is subject to the supervision of that agency. Summit Financial Services Group, Inc. is subject to regulation and examination by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., and securities regulatory authorities of California, Connecticut, Delaware, Florida, Georgia, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, Ohio, Pennsylvania, South Carolina, Texas, Virginia and Washington and, as a municipal securities dealer, to regulation by the Municipal Securities Rulemaking Board. Summit Credit Life Insurance Company is subject to regulation and examination by the Department of Insurance of the State of Arizona. Summit Commercial Corp. is subject to the jurisdiction of the New York, Connecticut and Maryland Departments of Banking. Considered as a group, Corporate Dynamics, Philadelphia Benefits Corporation, WM. Ross and Co., Inc., Meeker Sharkey Financial Group and Madison Consulting Group are licensed as insurance brokers in all 50 states and the District of Columbia and are subject to the jurisdiction of the insurance regulatory authorities of each state in which they are licensed to do business. Summit Mortgage Banking Services, Inc. is subject to the jurisdiction of the banking authorities of the states of New York and Delaware.

     Summit and its subsidiaries are also subject to various reporting requirements of Federal and state securities laws, and regulations of the Securities and Exchange Commission and the New York Stock Exchange.

     In its operations in other countries, Summit Bank NJ is also subject to restrictions imposed by the laws and banking authorities of such countries.

     References under this caption, Supervision and Regulation, to applicable statutes are brief summaries or portions thereof which do not purport to be complete and which are qualified in their entirety by reference to such statutes.

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

     See Financial Review - Lines of Business on pages 26 and 27 and Note
17 on page 50 of the Consolidated Financial Statements of the 1999 Annual Report to Shareholders which information is incorporated by reference herein.

     (c)(1)(ii) Description of new products or segments.

     There were no new products or industry segments that required the investment of a material amount of the assets of Summit or that otherwise were material.

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

     Summit has several registered service marks, none of which is considered material to its business. The duration of each registration is perpetual so long as Summit continues to use the mark and renews the registration every ten years.

    (c)(1)(v) Seasonality of business.

           Not applicable.

    (c)(1)(vi) Working capital requirements related to inventory.

           Not applicable.

    (c)(1)(vii) Concentration of customers.

     The business of Summit and its subsidiaries is not dependent on a single customer, nor on a small group of customers.

     (c)(1)(viii) Backlog of orders.

           Not applicable.

     (c)(1)(ix) Government contracts.

     No material portion of the business of Summit and its subsidiaries is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government.

     (c)(1)(x) Competition.

     Each bank subsidiary faces strong competition for local business in the communities it serves from other banking institutions as well as from other financial institutions. Summit's banking subsidiaries compete in the national market with other major banking and financial institutions in the New York, Philadelphia and Connecticut areas, many of which are substantially larger and may have greater financial resources. A number of these institutions offer their services throughout New Jersey, Pennsylvania, and Connecticut through bank and non-bank subsidiaries, loan production offices and solicitations through broadcast and print media, direct mail and the Internet. For international business, Summit competes not only with a substantial number of United States banks having foreign departments, but also with agencies and branches of foreign banks located in the United States and with other major banks throughout the world. The effect of liberalized branching and acquisition laws has been to lower barriers to entry into the banking business and to increase competition for banking business, as well as to increase both competition for and opportunities to acquire other financial institutions. Nationwide interstate banking has accelerated these trends.

     For most of the services which the subsidiaries perform, there is increasing competition from financial institutions other than commercial banks. Money market and mutual funds actively compete with banks for deposits. Savings banks, savings and loan associations and credit unions also actively compete for deposits and for various types of loans; such institutions, as well as securities brokers, consumer finance companies, mortgage companies, factors, insurance companies and pension trusts, are important competitors. Financial institutions such as these, as well as retailers and other non-bank entities, have acquired so-called "non-bank banks" and "unitary thrift" charters permitting them to offer traditional banking services without being subject to the same degree of regulation. Insurance companies, mutual fund investment counseling firms and other business firms and individuals offer competition for personal and corporate trust services and investment advisory services. As discussed earlier under "Regulation and Supervision-Financial Modernization Legislation," recent legislation removing barriers between banking and the securities and insurance industries is expected to result in greater competition among these industries.

     Competition for banking and permitted non-bank services is based on price, nature of product, quality of service, and, in the case of retail activities, convenience of location.

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

     At December 31, 1999, there were 8,673 persons, on a full-time equivalent basis, employed by Summit and its subsidiaries.

     (d) Financial information about geographic areas.

     Summit Bank NJ operates an International Trade Finance Department principally for the benefit of its domestic customers and an offshore banking facility on the island of Grand Cayman in the British West Indies. Summit Trade Finance (HK), Limited, an indirect subsidiary of Summit Bank NJ, operating under a Hong Kong charter, issues documentary letters of credit to Asian suppliers on behalf of U.S. importers. Business at these offshore facilities constituted less than one-half of one percent of the total assets and income of Summit Bank NJ in 1999.

     (e) Statistical information.

     The table below provides a cross reference to portions of Summit Bancorp's 1999 Annual Report to Shareholders incorporated by reference herein. Information that is not applicable is indicated by (NA):


                                                                                        Annual Report
                           Description of Financial Data                                    Pages
                           -----------------------------                                -------------
I.   Distribution of Assets, Liabilities, and Stockholders' Equity; Interest
     Rates and Interest Differential
     A. Average Balance Sheets                                                                 22-23
     B. Analysis of Net Interest Earnings                                                      22-23
     C. Rate/Volume Analysis                                                                      24

II.  Investment Portfolio
     A. Book value of investment securities                                                       43
     B. Investment securities by range of maturity with corresponding average
        yields                                                                                    43
     C. Securities of issuers exceeding ten percent of stockholders' equity                       NA

III. Loan Portfolio
     A. Types of loans                                                                            19
     B. Maturities and sensitivities of loans to changes in interest rates                        19
     C. Risk elements
        1) Nonaccrual, past due and restructured loans                                   28-29,38-39
        2) Potential problem loans                                                             28-29
        3) Foreign outstandings                                                                   NA
        4) Loan concentrations                                                                    44
     D. Other interest bearing assets                                                             NA

IV.  Summary of Loan Loss Experience
     A. Analysis of the allowance for loan losses                                              28-29
     B. Allocation of the allowance for loan losses                                            28-29

V.   Deposits
     A. Average amount and average rate paid on major categories of deposits                   22-23
     B. Other categories of deposits                                                              NA
     C. Deposits by foreign depositors in domestic offices                                        NA
     D. Time deposits of $100,000 or more by remaining maturity                                   30
     E. Time deposits of $100,000 or more by foreign offices                                      NA

VI.  Return on Equity and Assets                                                         1 and 56-58

VII. Short-term Borrowings                                                                     20-21

Item 2. Properties.

     Summit owns its administrative headquarters building in West Windsor Township, New Jersey. Summit Bank NJ leases its principal banking office located in Hackensack, New Jersey. Summit Bank NJ also leases facilities in Cranford, Fairlawn, Mount Laurel and Dayton, New Jersey, and owns a facility in Mays Landing, New Jersey, all of which are used for various administrative and back office operations. The principal banking and administrative offices of Summit Bank PA are leased and located in Fort Washington, Pennsylvania. Summit PA also leases an operational facility in Bethlehem, PA. The principal banking and administrative offices of Summit Bank CT are leased and located in New Canaan, CT. The bank subsidiaries conduct business in approximately 490 banking offices, of which approximately 43% are owned, with the remaining leased. Office space in certain of the owned buildings is leased to others. Summit Service Corporation, a wholly owned subsidiary of Summit Bank NJ and Summit Bank PA, leases property in Ridgefield Park, New Jersey for use as the principal data processing facility.

     For additional information on properties see Note 5 and Note 9 of the Consolidated Financial Statements on pages 44 and 45, respectively, of the 1999 Annual Report to Shareholders which information is incorporated by reference herein.

Item 3. Legal Proceedings.

     Based upon advice of Summit's Legal Department, management does not believe that the ultimate disposition of the litigation discussed below will have a material adverse effect on the financial position and results of operation of Summit and its subsidiaries, taken as a whole.

1. Annette Loatman on behalf of herself and all others similarly situated v. United Jersey Bank, U.S. District Court for the District of New Jersey, Civil Action No. 95-5258 (JBS), filed on October 4, 1995, Robert M. Gundle, III, on behalf of himself and all others similarly situated v. Summit Bank, successor in interest to United Jersey Bank, U.S. District Court for the District of New Jersey, Civil Action No. 96-4477 (JBS), filed on October 14, 1996, and Annette Loatman, on behalf of herself and all others similarly situated v. United Jersey Bank, Superior Court of New Jersey, Camden County, Docket No. L-3527-96 ("the State Action"), filed April 24, 1996, dismissed without prejudice pending the outcome of the federal actions on December 9, 1996, and reinstated October 15, 1997, with Robert M. Gundle, III as an additional named plaintiff.

     The plaintiffs entered into retail installment sales contracts with United Jersey Bank/South, N.A., a predecessor of Summit Bank NJ ("the Bank"), but failed to keep insurance required by their contracts in force, as a result of which the Bank obtained collateral protection insurance for them. Plaintiffs allege that they are representatives of a class of persons who are or were parties to consumer loan agreements with Summit Bank and/or United Jersey Bank and/or any subsidiary of UJB Financial Corp (the prior name of Summit Bancorp), and from whom any of those entities collected or sought to collect collateral protection insurance premiums for the period October 4, 1989, to October 3, 1995. Their complaints allege breach of contract and breach of the implied covenants of good faith and fair dealing, unconscionable commercial practices under the New Jersey Consumer Fraud Act, unjust enrichment, and breach of fiduciary duty. Their federal court complaints also alleged violations of the National Bank Act and Depository Institution and Monetary Control Act.

     On August 28, 1997, the U.S. District Court entered an order directing the Bank to compensate Loatman's attorneys for fees and costs stemming from their efforts to enjoin the Bank and its employees from contacting plaintiff Loatman directly. Loatman's attorneys then filed an application for a specific amount, which the Bank opposed. On September 24, 1997, the Bank filed a notice of appeal from the August 28, 1997, order to the United States Court of Appeals for the Third Circuit.

     On August 29, 1997, the U.S. District Court granted the Bank's motion for summary judgment as to all federal claims (excluding attorney's fee claims) asserted in both the Loatman and Gundle matters, and declined to exercise supplemental jurisdiction over the remaining counts of the complaint.

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

     On March 30, 1999, plaintiffs filed a motion for partial summary judgment as to liability on their New Jersey Consumer Fraud Act claims. The Bank opposed this motion and filed a cross-motion for dismissal of plaintiffs' Consumer Fraud Act claims, as well as a motion to compel certain discovery from plaintiffs. On July 23, 1999, the Superior Court of New Jersey denied plaintiffs' motion and granted partial summary judgment to the Bank, dismissing plaintiffs' Consumer Fraud Act claims. Plaintiffs moved for reconsideration of the decision, which the Superior Court denied on October 8, 1999. Thereafter, plaintiffs sought leave to appeal the court's rulings. The Appellate Division denied plaintiffs' application.

     On October 15, 1999, the District Court ruled on plaintiffs' 1997 fee application, awarding plaintiffs an amount significantly reduced from what had been sought in their application. On October 25, 1999, the Bank filed a notice of appeal of the District Court's October 15, 1999 Order and the District Court's August 28, 1977 Order, posting a supersedeas bond to stay enforcement of the October 15, 1999 Order.

     On February 4, 2000, the Superior Court of New Jersey granted summary judgment, dismissing all of plaintiffs' remaining state court claims against the Bank.

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

     Payroll Express Corp. ("Payroll"), a former customer of United Jersey Bank (a predecessor to Summit Bank NJ ("the Bank"), was primarily in the business of providing on-site check cashing services. Customers of Payroll deposited funds into a general deposit account ("Account") at the Bank to cover their payrolls and cash was obtained by debiting the Account.

     Payroll perpetrated a substantial check-kiting scheme using the Account and another account at National Westminster Bank, NJ ("NatWest"). NatWest apparently discovered this scheme in late May 1992 and ceased honoring checks drawn by Payroll on its account. The Bank was left with a loss of approximately $4 million in the Account. In March 1994, Robert Felzenberg, the President of Payroll, pled guilty to wire and tax fraud, and was sentenced to 6 1/2 years imprisonment.

     After Payroll filed a petition in bankruptcy, a trustee (the "Trustee") was appointed by the court. In his Preference Action, the Trustee alleges that the Account received incoming wire transfers of at least $17 million within the 90 days prior to the filing of bankruptcy by Payroll, that these wire transfers were used by the Bank to reduce its losses on the check kiting scheme, and that these monies are recoverable by the Trustee as preferences under the Bankruptcy Code. The Bank successfully moved to withdraw the reference to the United States District Court for the Southern District of New York.

     Following the conclusion of discovery, the trial in the Preference Action took place from September 13, 1999 to September 22, 1999. At the conclusion of the trial, the court ordered the parties to submit proposed findings of fact and conclusions of law. To date, no decision has been rendered by the court.

     The Fraudulent Conveyance Action was settled in 1997 for $300,000. The settlement was approved by the Bankruptcy Court and the matter was dismissed.

     A number of Payroll's customers who had deposited money into the Account have also filed lawsuits against the Bank seeking monetary damages and alleging various common law causes of action, including unjust enrichment, restitution, conversion, fraud, negligence and/or breach of fiduciary duty. Only the Beth Israel Medical Center, Frederick Goldman, New York City Transit Authority, and Copytone matters, which were consolidated by the Court, and the Towers Financial Corporation matter are still pending. The Bank filed motions to dismiss the consolidated complaints and, on October 11, 1996, the court granted the Bank's motion in part, dismissing the claims which were based on negligence, aiding and abetting the wrongful conduct of Payroll Express, breach of fiduciary duty, fraud, equitable fraud, conspiracy to conceal check-kiting by Payroll Express, as well as a part of the conversion claims. The court denied the remainder of the Bank's motion but stayed the proceedings until the completion of the Trustee's Preference Action. On November 17, 1996, an order was entered dismissing the Towers Financial Corporation matter without prejudice, pending the resolution of the Trustee's Preference Action.

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

     In their complaint against Collective Bank (a predecessor to Summit Bank
NJ) ("the Bank"), plaintiffs contended that, under the New Jersey Mortgage Financing Law, a lender may not charge an attorney review fee to a borrower in connection with a residential mortgage transaction. They contended that Collective's so doing was a violation of that law and of the New Jersey Consumer Fraud Act. The measure of damages sought was the total amount of review fees paid by members of the putative (but as yet uncertified) class. Plaintiffs also sought treble damages under the Consumer Fraud Act.

     On October 2, 1997, the court entered an order granting partial summary judgment in favor of plaintiffs. On October 17, 1997, the Bank filed a notice of motion for leave to appeal to the Appellate Division of the Superior Court of New Jersey. This motion was granted and the Iverson matter was consolidated with two other pending appeals (in which other institutional lenders were the defendants) relating to the same or similar issues. On July 9, 1998, the Appellate Division reversed the trial court's decision and held that a bank may charge an attorney review fee in connection with a residential mortgage loan. The Appellate Division agreed with the trial court in declining to find that the New Jersey statute is preempted by federal law.

     On August 19, 1998, plaintiffs filed a notice of motion for leave to appeal nunc pro tunc, along with a notice of motion for leave to appeal. The court granted plaintiffs' nunc pro tunc motion (which was not opposed by the Bank) on October 9, 1998. On November 19, 1998, the New Jersey Supreme Court granted plaintiffs' motion for leave to appeal. On November 30, 1998, the Bank filed a notice of motion for leave to cross-appeal that portion of the Appellate Division's ruling concerning federal preemption. The New Jersey Supreme Court granted the Bank leave to cross-appeal on January 27,1999.

     On December 9, 1999, the New Jersey Supreme Court ruled that N.J.S.A. 46:10A-6(d) allows lenders to charge a fee for the review of loan documents prepared or submitted by or at the direction of borrowers, regardless of whether the borrowers are represented by counsel or whether the submission of documents on the borrowers' behalf creates "extra work" for the lenders. The New Jersey Supreme Court reversed the Appellate Division, holding that N.J.S.A. 46:10A-6 is expressly preempted by Federal banking regulations addressing the issue of attorneys' fees. This matter is now concluded.


4. Noel Hassett, on behalf of himself and all others similarly situated v. Summit Bank, Superior Court of New Jersey, Essex County, Docket No. ESX-L-11224-97, filed on October 3, 1997.

     The allegations of the complaint and the measure of damages sought in this matter are substantially similar to those in the Iverson matter. The parties agreed to stay all proceedings in this matter until completion of the Iverson appeal and the complaint was dismissed without prejudice on February 5, 1999. This matter is now concluded.

5. John Baker, Margaret Baker, Elaine Coopersmith, and Arnold Coopersmith on behalf of themselves and all others similarly situated v. Summit Bank, United States District Court for the Eastern District of Pennsylvania, Civil Action No. CV-2010, filed April 21, 1999.

     Plaintiffs are representatives of a class of holders of demand and/or fixed rate certificates of Walnut Equipment Leasing Company ("Walnut") and its wholly-owned subsidiary, Equipment Leasing Corporation of America ("ELCOA"), for which Summit Bank PA (formerly known as First Valley Bank) acted as Indenture Trustee. Plaintiffs allege that the bank breached contractual and fiduciary duties and violated the Trust Indenture Act by (1) continuing to act as Indenture Trustee despite knowledge that the money being raised under the Walnut and ELCOA indentures was being used to pay off the companies' debt to past purchasers; (2) permitting Walnut and ELCOA to default on their obligations under the Trust Indenture Act and the Trust Indenture Agreement by submitting false and misleading reports and Registration Statements with the Securities and Exchange Commission; and (3) acting as Indenture Trustee with respect to the issuance of certificates of both ELCOA and Walnut despite knowledge that the interests of the two groups of holders were adverse to one another.

     Plaintiffs also alleged violations of the Pennsylvania Unfair Trade Practices and Consumer Protection Acts. On September 17, 1999, the court granted Summit Bank PA's motion to dismiss this claim.

     In November, 1999, Summit Bank PA filed its Answer to the Complaint, denying the essential allegations of Plaintiffs' claims. Discovery is proceeding in this case and is scheduled to be completed by March 30, 2000.

     Plaintiffs' complaint does not specify and Summit Bank PA is currently unable to ascertain or approximate the amount of damages sought against it.

Item 4. Submission of Matters to a Vote of Security Holders.

       Not applicable.

Executive Officers of Summit Bancorp.

The following data is supplied as of March 17, 2000:


                                             Title (All positions and offices presently held with
         Name               Age              Summit Bancorp.) and year appointed to office(s)
----------------------------------------------------------------------------------------------------
T. Joseph Semrod            63     Chairman of the Board (1981), Chief Executive Officer (1981) and
                                   President (1981-1996; 2000)

John G. Collins             63     Vice Chairman (1986)

Douglas L. Kennedy          43     Senior Executive Vice President and Deputy Manager/Corporate Banking
                                   (2000)
James J. Lynch              50     Senior Executive Vice President (1999)

Sabry J. Mackoul            59     Senior Executive Vice President/ Corporate Banking (1998)

Stewart E. McClure, Jr.     49     Senior Executive Vice President/ The Private Bank (1999)

Joseph A. Micali, Jr.       44     Senior Executive Vice President/Bank Operations Support (2000)

William J. Wolverton        56     Senior Executive Vice President/ Retail Banking (1998)

Alfred M. D'Augusta         58     Executive Vice President/Human Resources (1988)

Barry S. Duerk              54     Executive Vice President/Bank Investments (1999)

John R. Feeney              50     Executive Vice President/Asset Liability Management (1996)

Elaine M. Fettig            52     Executive Vice President/Data Processing Services (1999)

William J. Healy            55     Executive Vice President/Finance (1988), Chief Financial Officer
                                   (1999), Treasurer (1999) and Assistant Secretary (1980)

Virginia Ibarra             67     Executive Vice President/Diversity (1997) and Growth Markets (1999)

Dorinda Jenkins             42     Executive Vice President/Marketing (1997)

Richard F. Ober, Jr.        56     Executive Vice President (1988), General Counsel (1975) and Secretary
                                   (1978)

Alan N. Posencheg           58     Executive Vice President/Corporate Operations and
                                   Information Services (1984)

George J. Soltys, Jr.       53     Executive Vice President/Corporate Planning (1996)

Timothy S. Tracey           47     Executive Vice President/Credit and Risk Management (1998)

Edmund C. Weiss, Jr.        57     Executive Vice President (1990) and Auditor (1977)

     The term of each of the above officers is until the next organization meeting of the Board of Directors, which occurs immediately following the annual meeting of shareholders, and until a successor is appointed by the Board of Directors. Each officer may be removed at any time by the Board of Directors without cause. Management of Summit is not aware of any family relationship between any director or executive officer or person nominated or chosen to become a director or executive officer. All of the executive officers named above have been employed in executive positions by Summit, a subsidiary of Summit or a bank holding company merged into Summit for more than the last five years, except for Mr. Kennedy, Mr. Lynch and Mr. Micali. Mr. Kennedy joined Summit in January of 2000. From 1998 to 2000, Mr. Kennedy was President and Chief Executive Officer of Fleet Bank-NJ. Prior to that, Mr. Kennedy was Senior Vice President of Natwest Bank and upon its merger into Fleet Bancorp in 1996, was named an Executive Vice President. Mr. Lynch joined Summit in August of 1999 as a result of the Prime Bancorp merger. From 1994 to 1995, he was an Executive Vice President of Midlantic Bank (a predecessor to PNC Bank). From 1996 to 1999, he was Chairman and CEO of Prime Bancorp. Mr. Micali joined Summit in 1997. From 1991 to 1997, Mr. Micali was employed as Senior Vice President (Operations and Systems) of First Union Corporation and a predecessor bank.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     See the Shareholders' Equity and Dividends section in the Financial Review on page 21 and Notes 2, 11 and 20 to the Consolidated Financial Statements on pages 42, 46 and 53, respectively, Unaudited Quarterly Financial Data on page 58, and Quarterly Common Stock Price and Dividend Information on page 21 of the 1999 Annual Report to Shareholders which information is incorporated by reference herein. At March 17, 2000, there were 27,728 record holders of Summit Common Stock.

Item 6. Selected Financial Data.

     See Summary of Selected Consolidated Financial Data on pages 56 and 57 of the 1999 Annual Report to Shareholders which information is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     See Financial Review on pages 17 through 33 of the 1999 Annual Report to Shareholders which information is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     See Financial Review-Asset/Liability Management on pages 30 and 31, and Notes 1, 18 and 19 to the Consolidated Financial Statements on pages 38 through 41, 51 and 52, respectively, of the 1999 Annual Report to Shareholders which information is incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data.

     See Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 34 through 54 and Supplementary Data on page 58 of the 1999 Annual Report to Shareholders which information is incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.  Directors and Executive Officers of Summit Bancorp.

     Certain information on Executive Officers of Summit Bancorp. is included in
Part I of this report. A definitive proxy statement, dated March 7, 2000 (the "Proxy Statement"), was filed with the Securities and Exchange Commission on March 7, 2000. Information required by Item 401 of Regulation S-K is provided at page 17 of this Annual Report on Form 10-K and in the Proxy Statement at pages 2-6 under the caption "Election of Directors", which is incorporated herein by reference. Information required by Item 405 of Regulation S-K is provided in the Proxy Statement at page 20 under the caption "Additional Information Regarding Directors and Officers - Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

Item 11.  Executive Compensation.

     Information required by Item 402 of Regulation S-K is provided in the Proxy Statement at pages 11-24 under the captions "Remuneration of Outside Directors," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values," "Long-Term Incentive Plans - Awards in Last Fiscal Year" and "Certain Information As To Executive Officers," all of which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information required by Item 403 of Regulation S-K is provided at pages 7-8 of the Proxy Statement under the caption "Beneficial Ownership of Summit Common Stock by Directors and Executive Officers," all of which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     Information required by Item 404 of Regulation S-K is provided in the Proxy Statement at page 20 under the caption "Additional Information Regarding Directors and Officers," which is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

a)   (1) Financial statements, Summit Bancorp. and Subsidiaries:


                                                                                        Page*
                                                                                        -----
         Consolidated Balance Sheets - December 31, 1999 and 1998 ...................    34
         Consolidated Statements of Income - Three Years Ended December 31, 1999 ....    35
         Consolidated Statements of Shareholders' Equity - Three Years Ended
              December 31, 1999 .....................................................    36
         Consolidated Statements of Cash Flows - Three Years Ended
              December 31, 1999 .....................................................    37
         Notes to Consolidated Financial Statements .................................    38
         Management's Report and Independent Auditors' Report .......................    55
         Unaudited Quarterly Financial Data .........................................    58

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

     (2) Other Exhibits (All references to Forms 8-K, 10-K, 10-Q, 8-A, S-1, S-3, S-4, S-8 and other Forms provided for by the Securities Act of 1933, Securities Exchange Act of 1934 or the Trust Indenture Act of 1940 refer to Securities and Exchange Commission File No. 1-6451 of Summit Bancorp., unless otherwise specifically noted below. Specific exhibits are numbered in accordance with Item 601 of Regulation S-K):

     (3) Articles of incorporation; By-Laws.

         A. Restated Certificate of Incorporation of Summit Bancorp., as restated August 16, 1999, (incorporated by reference to Exhibit
              (3) A. on Form 10-Q for the quarter ended June 30, 1999).

         B. By-Laws of Summit Bancorp., as restated October 18, 1995 (incorporated by reference to Exhibit (3)B. on Form 10-K for the year ended December 31, 1995).

     (4) Instruments defining the rights of security holders, including indentures.

         A. (i) Rights Agreement, dated as of June 16, 1999, by and between Summit Bancorp. and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 4.1 on Form 8-K dated June 16, 1999).

         B.   (deleted)

         C.   (deleted)

----------
* Refers to the respective page numbers of Summit Bancorp. 1999 Annual Report to Shareholders included as Exhibit 13. Such pages are incorporated herein by reference.

          D. Note Agreement, dated as of August 19, 1993, between Summit Bancorp. (under former name UJB Financial Corp.) and The Northwestern Mutual Life Insurance Company relating to $20,000,000 of 7.95% Senior Notes Due August 25, 2003,
               (incorporated by reference to Exhibit (4)D. on Form 10-Q for the quarter ended September 30, 1993).

          E. (i) Fiscal and Paying Agency Agreement, dated as of June 30, 1993, between Summit Bank, as issuer, and Summit Bank, as fiscal and paying agent acting through its Trust Department, relating to $50,000,000 of 6 3/4% Subordinated Notes due June 15, 2003, of Summit Bank (incorporated by reference to Exhibit (4)E.(i) on Form 8-K, dated April 11, 1996), and (ii) Specimen of Global Certificate for 6 3/4% Subordinated Notes due June 15, 2003, of Summit Bank (incorporated by reference to Exhibit (4)E.(ii) on Form 8-K, dated April 11, 1996).

          F.   (deleted)

          G. (i) Subordinated Indenture, dated as of December 1, 1992, between Summit Bancorp. (under former name UJB Financial Corp.) and Citibank, N.A., Trustee, relating to $175,000,000 of 8 5/8% Subordinated Notes Due December 10, 2002, of Summit Bancorp. (incorporated by reference to Exhibit (4) G. on Form 10-K for the year ended December 31, 1992), and (ii) Specimen of Summit Bancorp.'s 8 5/8% Subordinated Notes Due December 10, 2002, (incorporated by reference to Exhibit 4 on Form 8-K, dated December 10, 1992).

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

          J. Amended and restated Declaration of Trust for Summit Capital Trust I dated March 20, 1997, (incorporated by reference to
               Exhibit 4.5 to Registration Statement No. 333-29019 on Form S-4 filed June 12, 1997).

          K. Capital Securities Guarantee Agreement for Summit Capital Trust I dated as of March 20, 1997, (incorporated by reference to Exhibit
               4.7 to Registration Statement No. 333-29019 on Form S-4 filed June 12, 1997).

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

          **C. (i) Summit Bancorp. 1993 Incentive Stock and Option Plan
               (incorporated by reference to Attachment A to the Proxy Statement of Summit dated April 12, 1996), (ii) Compensation Committee Regulations for the Grant and Exercise of Stock Options and Restricted Stock (adopted July 19, 1993) (incorporated by reference to Exhibit (10) C. (ii) on Form 10-Q for the quarter ended June 30, 1993), (iii) Compensation Committee Interpretation of Section 5 (e) (ii) (F) (incorporated by reference to Exhibit
               (10) C. (iii) on Form 10-Q for the quarter ended March 31, 1994),
               (iv) Compensation Committee Interpretation of Stock Incentive Plans adopted June 19, 1996, (incorporated by reference to Exhibit (10) C.(iv) on Form 10-Q for the quarter ended June 30,
               1996), (v) Compensation Committee Consent adopted February 18, 1998, (incorporated by reference to Exhibit (10) C. (v) on Form 10-K for the year ended December 31, 1997), (vi) Amendment dated April 17, 1998, to Summit Bancorp. 1993 Incentive Stock and Option Plan (incorporated by reference to Exhibit (10) C.(vi) on Form 10-Q for the quarter ended March 31, 1998) and (vii) Amendment dated August 18, 1999, to Summit Bancorp. 1993 Incentive Stock and Option Plan (incorporated by reference to Exhibit (10) C. (vii) on Form 10-Q for the quarter ended September 30, 1999).

          **D. (i) UJB Financial Corp. (former name of Summit Bancorp.) 1990
               Stock Option Plan (incorporated by reference to Exhibit (10) to Registration Statement No. 33 -36209 on Form S-8, filed July 26,
               1990), (ii) Compensation Committee Regulations for the Grant and Exercise of Stock Options and Restricted Stock (adopted July 19,
               1993) (incorporated by reference to Exhibit (10) C. (ii) on Form 10-Q for the quarter ended June 30, 1993), (iii) Compensation Committee Consent dated February 18, 1998, (Incorporated by reference to Exhibit (10) C. (v) on Form 10-K for the year ended December 31, 1997), and (iv) Amendment dated April 17, 1998, to UJB Financial Corp. 1990 Stock Option Plan (incorporated by reference to Exhibit (10) C. (vi) on Form 10-Q for the quarter ended March 31, 1998).

          **E. Supplemental Executive Retirement Plan of The Summit
               Bancorporation (incorporated by reference to Exhibit (10)E. on Form 8-K, dated April 11, 1996).

          **F. Management Incentive Plan, effective January 1, 1999,
               (incorporated by reference to Exhibit (10) F. on Form 10-K for the year ended December 31, 1998).

          **G. (i) Deferred Compensation Plan for Directors, as revised October
               17, 1979, (incorporated by reference to Exhibit (10) G. (i) on Form 10-K for the year ended December 31, 1994), and (ii) Amendment adopted April 25, 1994, (incorporated by reference to Exhibit (10) G. (ii) on Form 10-K for the year ended December 31,
               1994).

          **H. (i) Agreement dated April 2, 1981, between Summit Bancorp. (under former name United Jersey Banks) and T. Joseph Semrod (incorporated by reference to Exhibit (10) H. (i) on Form 10-K for the year ended December 31, 1994), with (ii) Amendment No. 1 dated May 5, 1981, (incorporated by reference to Exhibit (10) H.(ii) on Form 10-K for the year ended December 31, 1994), (iii) Amendment No. 2 dated December 15, 1982, (incorporated by reference to Exhibit (10) H. (iii) on Form 10-K for the year ended December 31, 1994), (iv) Amendment No. 3 dated August 20, 1986, (incorporated by reference to Exhibit (10) H. (iv) on Form 10-K for the year ended December 31, 1994), and (v) Amendment No. 4 dated January 20, 1999, (incorporated by reference to Exhibit
               (10) H (v) on Form 10-K for the year ended December 31, 1998).

          **I. (i) Employment Agreement, dated March 1, 1996, between Summit
               Bancorp. and Robert G. Cox (incorporated by reference to Exhibit
               (10)I.(i) on Form 10-K for the year ended December 31, 1995),
               (ii) Agreement, dated as of September 1, 1995, between The Summit Bancorporation (predecessor corporation to Summit Bancorp.) and Robert G. Cox assumed by Summit Bancorp. (incorporated by reference to Exhibit (10)I.(ii) on

               Form 10-K for the year ended December 31, 1995) and (iii) Amendment No. 1 dated March 1, 1999, to Employment Agreement dated March 1, 1996, between Summit Bancorp. and Robert G. Cox (incorporated by reference to Exhibit (10) I (iii) on Form 10-K for the year ended December 31, 1998).

          **J. Retirement Program for Outside Directors of Franklin State Bank
               (incorporated by reference to Exhibit (10)J. on Form 10-K for the year ended December 31, 1996).

          **K. Franklin State Bank Deferred Compensation Plan adopted January
               10, 1984, (incorporated by reference to Exhibit (10)K. on Form 10-K for the year ended December 31, 1996).

          **L. (i) United Jersey Banks (former name of Summit Bancorp.) 1982
               Stock Option Plan (incorporated by reference to Exhibit 4 to Registration Statement No. 2-78500 on Form S-8, filed July 21,
               1982) with (ii) Amendment No. 1, dated June 16, 1984, (incorporated by reference to Exhibit (10) L. (ii) on Form 10-K for the year ended December 31, 1994), (iii) Amendment No. 2, dated December 19, 1990, (incorporated by reference to Exhibit
               (10)L.(iii) on Form 10-K for the year ended December 31, 1995), and (iv) Compensation Committee Regulations for the Grant and Exercise of Stock Options and Restricted Stock (adopted July 19,
               1993) (incorporated by reference to Exhibit (10) C. (ii) on Form 10-Q for the quarter ended June 30, 1993) (File No. 1-6451).

          **M. (i) Retirement Restoration Plan, adopted April 19, 1983,
               (incorporated by reference to Exhibit (10) M.(i) on Form 10-K for the year ended December 31, 1994), (ii) Supplemental Retirement Plan, adopted August 16, 1989, (incorporated by reference to Exhibit (10) M. (ii) on Form 10-K for the year ended December 31,
               1994), (iii) Written Consent of UJB Financial Corp. (former name of Summit Bancorp.) Benefits Committee interpreting the Retirement Restoration Plan, adopted August 30, 1989, (incorporated by reference to Exhibit (10) M. (iii) on Form 10-K for the year ended December 31, 1994), (iv) Amendments to the Retirement Restoration Plan and Supplemental Retirement Plan adopted April 25, 1994 (incorporated by reference to Exhibit (10)
               M. (iv) on Form 10-K for the year ended December 31, 1994) and
               (v) Enhanced Retirement Income Plan, effective July 15, 1998, (incorporated by reference to Exhibit (10) M (v) on Form 10-K for the year ended December 31, 1998).

          **N. (i) Summit Bancorp, 1999 Non-Executive Option Plan (incorporated by reference to Appendix A to the Proxy Statement of Summit dated March 9, 1999), and (ii) Amendment dated August 19, 1999, to Summit Bancorp. 1999 Non-Executive Option Plan (incorporated by reference to Exhibit (10) C (vii) on Form 10-Q for the quarter ended September 30, 1999).

            O. (i) Agreement of Purchase and Sale between United Trust Fund
               Limited Partnership, as purchaser, and Summit Bank, as seller, (relating to sale and leaseback of 250 Moore Street, 214 Main Street, 210 Main Street and 210 Moore Street, Hackensack, NJ) dated November 5, 1999, (incorporated by reference to Exhibit
               (10) O. (i) on Form 10-Q for the quarter ended September 30,
               1999).

            P. Twenty-year real estate lease executed and dated December 12,
               1988, from Hartz Mountain Industries, Inc. for real property located in Ridgefield Park, New Jersey used as a data processing facility (incorporated by reference to Exhibit (10) P. on Form 10-K for the year ended December 31, 1993).

            Q. (i) Twenty-five year real property lease, dated June 5, 1990, between Summit Bancorp. (under name of predecessor corporation The Summit Bancorporation) and Hartz Mountain Industries, Inc. for data processing and operations center located in Cranford, New Jersey (incorporated by reference to Exhibit (10)Q.(i) on Form 8-K, dated April 11, 1996), and (ii) Lease Modification Agreement, dated February 22, 1995, and effective October 1, 1994, between Summit Bancorp. (under name of predecessor corporation The

                 Summit Bancorporation) and Hartz Mountain Industries, Inc. relating to the twenty-five year lease for data processing and operations center in Cranford, New Jersey (incorporated by reference to Exhibit (10)Q.(ii) on Form 8-K, dated April 11,
                 1996).

          **R. Deferred Compensation Plan for Directors of the Summit Bancorporation and its Subsidiary Banks.

         S.-V.   (deleted)

          **W. (i) Retirement Plan for Outside Directors of UJB Financial Corp., (former name of Summit Bancorp.), as amended and restated February 20, 1991, (incorporated by reference to Exhibit (10)W.(i) on Form 10-K for the year ended December 31,
                 1995), (ii) Interpretation, dated March 15, 1993, of the Retirement Plan for Outside Directors of UJB Financial Corp. (former name of Summit Bancorp.) (incorporated by reference to Exhibit (10) W. (ii) on Form 10-K for the year ended December 31, 1992), and (iii) Amendment adopted April 25, 1994, (incorporated by reference to Exhibit (10) W. (iii) on Form 10-K for the year ended December 31, 1994).

        X.-DD.   (deleted)

         **EE. (i) Form of Termination Agreement between Summit Bancorp. and each of T. Joseph Semrod, John G. Collins, Douglas L. Kennedy, Sabry J. Mackoul, William J. Wolverton, Alfred M. D'Augusta, John R. Feeney, William J. Healy, Dorinda Jenkins, Stewart McClure, Jr., Joseph A. Micali, Jr., Richard F. Ober, Jr., Alan
                 N. Posencheg, Timothy S. Tracey, Edmund C. Weiss (incorporated by reference to Exhibit (10)EE(i) on Form 10-Q for the quarter ended March 31, 1998).

         **FF. (i) Summit Bancorp. Executive Severance Plan, as amended through October 15, 1997, (incorporated by reference to Exhibit
                 (10) FF (i) on Form 10-Q for the quarter ended March 31, 1998), and (ii) Summit Bancorp. Executive Severance Plan Participation Letter (incorporated by reference to Exhibit (10) FF (ii) on Form 10-Q for the quarter ended June 30, 1998).

           GG.   (deleted)

         **HH. (i) Summit Bancorp. Executive Severance Plan Participation Letter for James J. Lynch (incorporated by reference to Exhibit
                 (10) H. (i) on Form 10-Q for the quarter ended June 30, 1999), and (ii) Termination Agreement between Summit Bancorp and James
                 J. Lynch (incorporated by reference to Exhibit (10) H. (ii) on Form 10-Q for the quarter ended June 30, 1999).

           II.   (deleted)

         **JJ. (i) Retirement Plan for Outside Directors of Commercial
                 Bancshares, Inc. adopted May 1, 1986, (incorporated by reference to Exhibit (10)JJ. on Form 10-K for the year ended December 31, 1996) and (ii) Compensation Committee Interpretation, dated July 19, 1993, (incorporated by reference to Exhibit (10) JJ. (ii) on Form 10-Q for the quarter ended June 30, 1993).

         **KK. (i) Commercial Bancshares, Inc. Directors Deferred Compensation Plan adopted May 20, 1986, (substantially identical plans were adopted by former subsidiaries of Commercial Bancshares, Inc.) and (ii) related Master Trust Agreement (incorporated by reference to Exhibit (10)KK.(i) and (ii), respectively, on Form 10-K for the year ended December 31, 1996).

         **LL. (i) United Jersey Banks (former name of Summit Bancorp.) 1987
                 Stock Option Plan, (incorporated by reference to Exhibit
                 (10)LL.(i) on Form 10-K for the year ended December 31, 1996) with (ii) Amendment dated April 25, 1989, (incorporated by reference to Exhibit (10) LL. (ii) on Form 10-K for the year ended December 31, 1994), (iii) amendment dated June 30, 1990,
                 (iv) Compensation Committee Regulations for the Grant and Exercise of Stock Options and Restricted Stock (adopted July 19, 1993) (incorporated by reference to Exhibit (10) C. (ii) on Form 10-Q for the quarter ended June 30, 1993), (v) Compensation Committee Consent dated February 18, 1998, (incorporated by reference to Exhibit (10) C (v) on Form 10-Q for the quarter ended March 31, 1998) and (vi) Amendment dated April 17, 1998, to United Jersey Banks 1987 Stock Option Plan (incorporated by reference to Exhibit (10) C. (vi) on Form 10-Q for the quarter ended March 31, 1998).

          **MM. Converted Collective Bancorp, Inc. Stock Option Plan of Summit Bancorp. (incorporated by reference to Exhibit (10) to Registration Statement No. 333-35075 on Form S-8, filed September 5, 1997).

          **NN. (i) Collective Federal Savings and Loan Association Directors Deferred Compensation Plan, Amendment No. 1 effective January 1, 1989, Amendment No. 2 effective July 22, 1997, and Rabbi Trust Agreement under Collective Bancorp. Directors Deferred Compensation Plan dated as of July 15, 1997, (incorporated by reference to Exhibit (10)NN. on Form 10-K for the year ended December 31, 1997).



(13) Portions of the Summit Bancorp 1999 Annual Report to Shareholders.

(21) Subsidiaries of Summit.

(23) Consents of Experts and Counsel

     A.   Independent Auditors' Consent - KPMG LLP

(27) Summit Bancorp. financial data schedule - December 31, 1999


** Management contract or compensatory plan or arrangement.

     None of the Exhibits listed above other than portions of the Summit Bancorp 1999 Annual Report to Shareholders are furnished herewith (other than certain copies filed with the Securities and Exchange Commission). Any of such Exhibits will be furnished to any requesting security holder upon payment of a fee of 15 cents per page. Contact Lori A. Wierzbinsky, Assistant Corporate Secretary, Summit Bancorp., P.O. Box 2066, Princeton, NJ 08543-2066 for a determination of the fee necessary to fulfill any request.

b)   Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Summit Bancorp has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SUMMIT BANCORP.

Dated: March 28, 2000                      By: /s/ William J. Healy
                                               --------------------------------
                                               William J. Healy
                                               Executive Vice President/Finance
                                               Principal Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Summit and in the capacities and on the dates indicated.


        Signatures                         Title                             Date
        ----------                         -----                             ----
/s/ T. JOSEPH SEMROD                Chairman of the Board,                March 28, 2000
    -------------------------       Director (Chief Executive Officer
    T. Joseph Semrod                and President)


/s/ JOHN G. COLLINS                 Vice Chairman and Director            March 28, 2000
    -------------------------
    John G. Collins


/s/ WILLIAM J. HEALY                Executive Vice President/Finance      March 28, 2000
    -------------------------       (Principal Financial Officer)
    William J. Healy


/s/ PAUL V. STAHLIN                 Senior Vice President and             March 28, 2000
    -------------------------       Comptroller (Principal Accounting
    Paul V. Stahlin                 Officer)


/s/ ROBERT L. BOYLE                 Director                              March 28, 2000
    -------------------------
    Robert L. Boyle


/s/ JAMES C. BRADY                  Director                              March 28, 2000
    -------------------------
    James C. Brady


/s/ T. J. DERMOT DUNPHY             Director                              March 28, 2000
    -------------------------
    T. J. Dermot Dunphy


/s/ ANNE EVANS ESTABROOK            Director                              March 28, 2000
    -------------------------
    Anne Evans Estabrook

/s/ ELINOR J. FERDON                Director                              March 28, 2000
    -------------------------
    Elinor J. Ferdon

/s/ WILLIAM M. FREEMAN              Director                              March 28, 2000
    -------------------------
    William M. Freeman

/s/ THOMAS H. HAMILTON              Director                              March 28, 2000
    -------------------------
    Thomas H. Hamilton


/s/ FRED G. HARVEY                  Director                              March 28, 2000
    -------------------------
    Fred G. Harvey

/s/ ARTHUR J. KANIA                 Director                              March 28, 2000
    -------------------------
    Arthur J. Kania


/s/ FRANCIS J. MERTZ                Director                              March 28, 2000
    -------------------------
    Francis J. Mertz


/s/ GEORGE L. MILES, JR.            Director                              March 28, 2000
    -------------------------
    George L. Miles Jr.


/s/ WILLIAM R. MILLER               Director                              March 28, 2000
    -------------------------
    William R. Miller


/s/ RAYMOND SILVERSTEIN             Director                              March 28,2000
    -------------------------
    Raymond Silverstein


/s/ ORIN R. SMITH                   Director                              March 28, 2000
    -------------------------
    Orin R. Smith


/s/ JOSEPH M. TABAK                 Director                              March 28, 2000
    -------------------------
    Joseph M. Tabak

/s/ DOUGLAS G. WATSON               Director                              March 28, 2000
    -------------------------
    Douglas G. Watson