Form 10-Q
period 2000-03-31
SUMMIT BANCORP/NJ/
filed 2000-05-12
CIK 101320

===============================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended    March 31, 2000
                                     ------------------------------
                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to ____________ Commission File Number: 1-6451
                    ---------

                                 SUMMIT BANCORP.
             (Exact name of registrant as specified in its charter)

                 New Jersey                                  22-1903313
--------------------------------------------------------------------------------
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

301 Carnegie Center, P.O. Box 2066, Princeton, New Jersey            08543-2066
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                 (609) 987-3200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

       As of April 30, 2000 there were 175,924,877 shares of common stock,
                          $.80 par value, outstanding.


================================================================================

                                    Form 10-Q
                                      Index
                                                                       Page No.
Part I    Financial Information

Item 1.   Financial Statements-Unaudited

          Consolidated Balance Sheets-
              March 31, 2000, December 31, 1999, and March 31, 1999.........2

          Consolidated Statements of Income-
              Three Months Ended March 31, 2000, and 1999...................3

          Consolidated Statements of Shareholders' Equity-
              Three Months Ended March 31, 2000, and 1999...................4

           Consolidated Statements of Cash Flows-
              Three Months Ended March 31, 2000, and 1999...................5

          Notes to Consolidated Financial Statements (unaudited)............6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......20

Part II.  Other Information

Item 1.   Legal Proceedings................................................20

Item 2.   Changes in Securities and Use of Proceeds........................21

Item 3.   Defaults Upon Senior Securities..................................21

Item 4.   Submissions of Matters to a Vote of Security Holders.............21

Item 5.   Other Information................................................21

Item 6.   Exhibits and Reports on Form 8-K.................................22

          Signature........................................................23

          Exhibit Index....................................................24

                                            Summit Bancorp and Subsidiaries
                                              Consolidated Balance Sheets
                                                       Unaudited
                                                    (In thousands)

                                                                      March 31,         December 31,        March 31,
                                                                        2000                1999              1999
                                                                   ------------       ------------       ------------
Assets
Cash and due from banks                                            $  1,144,686       $  1,160,577       $  1,000,977
Federal funds sold and securities purchased
     under agreements to resell                                           6,400              5,000             11,701
Interest-bearing deposits with banks                                     53,879             32,870             27,407
Securities:
   Trading account                                                       22,463             20,118             10,217
   Available for sale                                                 6,185,191          5,199,121          3,860,136
   Held to maturity                                                   5,345,079          5,597,383          6,583,209
                                                                   ------------       ------------       ------------
     Total securities                                                11,552,733         10,816,622         10,453,562
Loans (net of unearned discount):
   Commercial                                                         8,545,352          8,134,497          7,227,814
   Commercial mortgage                                                3,215,014          3,174,370          2,922,418
   Residential mortgage                                               5,912,510          5,747,927          5,612,161
   Consumer                                                           6,394,723          6,170,162          5,391,314
                                                                   ------------       ------------       ------------
        Total loans                                                  24,067,599         23,226,956         21,153,707
   Less: Allowance for loan losses                                      332,755            328,828            328,302
                                                                   ------------       ------------       ------------
        Net loans                                                    23,734,844         22,898,128         20,825,405
                                                                   ------------       ------------       ------------
Goodwill and other intangibles                                          575,249            519,362            323,060
Premises and equipment                                                  319,791            315,632            299,961
Accrued interest receivable                                             244,189            214,797            196,223
Due from customers on acceptances                                        19,203             22,311             21,499
Other assets                                                            413,517            393,676            317,582
                                                                   ------------       ------------       ------------
Total Assets                                                       $ 38,064,491       $ 36,378,975       $ 33,477,377
                                                                   ============       ============       ============

Liabilities and Shareholders' Equity
Deposits:
    Noninterest-bearing demand deposits                            $  5,162,634       $  4,966,400       $  4,619,694
    Interest-bearing deposits:
        Savings and time deposits                                    19,444,675         18,653,398         17,779,324
        Commercial certificates of deposit $100,000 and over            857,882          1,018,848            821,130
                                                                   ------------       ------------       ------------
            Total deposits                                           25,465,191         24,638,646         23,220,148
                                                                   ------------       ------------       ------------
Other borrowed funds                                                  5,223,797          4,593,064          3,281,005
Accrued expenses and other liabilities                                  414,844            357,152            423,632
Accrued interest payable                                                112,006            100,845             84,660
Bank acceptances outstanding                                             19,203             22,311             21,499
Long-term debt                                                        3,877,075          3,864,777          3,734,392
                                                                   ------------       ------------       ------------
     Total liabilities                                               35,112,116         33,576,795         30,765,336
Shareholders' equity:
    Common stock par value $ .80:  Authorized 390,000 shares;
    issued 177,369, 177,471, and 177,593 shares                         141,895            141,977            142,074
    Surplus                                                             920,983            959,934            971,955
    Retained earnings                                                 2,016,080          1,948,985          1,794,863
    Employee stock ownership plan obligation                                 --             (1,250)            (2,750)
    Accumulated other comprehensive (loss) income, net of tax          (102,050)           (85,841)             9,488
    Common stock held in treasury, at
    cost (744, 4,825 and 4,901 shares)                                  (24,533)          (161,625)          (203,589)
                                                                   ------------       ------------       ------------
       Total shareholders' equity                                     2,952,375          2,802,180          2,712,041
                                                                   ------------       ------------       ------------
Total Liabilities and Shareholders' Equity                         $ 38,064,491       $ 36,378,975       $ 33,477,377
                                                                   ============       ============       ============


See accompanying Notes to Consolidated Financial Statements.

                        Summit Bancorp and Subsidiaries
                        Consolidated Statements of Income
                                    Unaudited
                      (In thousands, except per share data)

                                                                 Three Months Ended
                                                                      March 31,
                                                               ----------------------
                                                                 2000          1999
                                                               --------      --------
Interest Income
Loans                                                          $469,122      $403,667
Securities:
   Trading account                                                  395            82
   Available for sale                                            94,875        59,561
   Held to maturity                                              85,465        96,540
                                                               --------      --------
     Total securities                                           180,735       156,183
Other interest income                                               691           595
                                                               --------      --------
     Total interest income                                      650,548       560,445
                                                               --------      --------
Interest Expense
  Savings and time deposits                                     175,433       151,402
  Commercial certificates of deposit $100,000 and over           13,299        11,575
  Borrowed funds, including long-term debt                      125,909        92,124
                                                               --------      --------
      Total interest expense                                    314,641       255,101
                                                               --------      --------
      Net interest income                                       335,907       305,344
  Provision for loan losses                                      20,000        16,500
                                                               --------      --------
      Net interest income after provision for loan losses       315,907       288,844
                                                               --------      --------
Noninterest Income
  Service charges on deposit accounts                            31,545        30,076
  Service and loan fee income                                    15,755        15,624
  Trust income                                                   13,772        11,926
  Retail investment fees                                         12,739        10,158
  Insurance service fees                                         10,804         7,870
  Securities gains                                                   85           217
  Other                                                          17,033        22,286
                                                               --------      --------
      Total noninterest income                                  101,733        98,157
                                                               --------      --------
Noninterest Expenses
  Salaries                                                       87,964        80,326
  Pension and other employee benefits                            30,272        30,017
  Furniture and equipment                                        25,449        22,451
  Occupancy, net                                                 22,135        19,835
  Communications                                                  9,514         9,618
  Amoritization of goodwill and other intangibles                 9,000         5,871
  Advertising and public relations                                6,144         5,528
  Other                                                          38,363        31,791
                                                               --------      --------
     Total noninterest expenses                                 228,841       205,437
                                                               --------      --------
Net Income before taxes                                         188,799       181,564
  Federal and state income taxes                                 63,886        62,823
                                                               --------      --------
Net Income                                                     $124,913      $118,741
                                                               ========      ========
Net Income per Common Share:
     Basic                                                     $   0.72      $   0.68
     Diluted                                                       0.72          0.68
Average Common Shares Outstanding:
     Basic                                                      173,181       173,794
     Diluted                                                    174,196       175,458

See accompanying Notes to Consolidated Financial Statements.

                     Summit Bancorp and Subsidiaries
             Consolidated Statements of Shareholders' Equity
                                Unaudited
                             (In thousands)

                                                                                          Accum. Other                    Total
                                    Common                      Retained       ESOP       Comprehensive   Treasury    Shareholders'
                                     Stock         Surplus      Earnings    Obligation    (Loss)Income      Stock        Equity
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 1998           $142,106    $1,013,393    $1,728,135       $(3,394)      $12,087     $(169,900)   $2,722,427
Comprehensive income:
 Net income                                --            --       118,741            --            --            --       118,741
 Unrealized holding loss
  on securities arising
  during the period
  (net of tax $1,324)                      --            --            --            --        (2,458)           --
 Less: Reclassification
  adjustment for gains
  included in net income
  (net of tax $76)                         --            --            --            --           141            --
 Net unrealized holding loss
  on securities arising during
  the period (net of tax $1,399)           --            --            --            --        (2,599)           --        (2,599)
                                                                                                                      -----------
 Total comprehensive income                                                                                               116,142
Cash dividend declared on
  common stock                             --            --       (52,013)           --            --            --       (52,013)
Shares issued for employee
  stock plans (545 shares)                (32)      (43,005)           --            --            --        25,616       (17,421)
Treasury shares issued for
  acquisitions (1,131 shares)              --         1,567            --            --            --        47,079        48,646
Purchase of common stock
  (2,743 shares)                           --            --            --            --            --      (106,384)     (106,384)
ESOP debt repayment                        --            --            --           644            --            --           644
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance, March 31, 1999              $142,074      $971,955    $1,794,863       $(2,750)       $9,488     $(203,589)   $2,712,041
                                  ===========   ===========   ===========   ===========   ===========   ===========   ===========


Balance, December 31, 1999           $141,977      $959,934    $1,948,985       $(1,250)     $(85,841)    $(161,625)   $2,802,180
Comprehensive income:
 Net income                                --            --       124,913            --            --            --       124,913
 Unrealized holding loss
  on securities arising
  during the period
  (net of tax $9,348)                      --            --            --            --       (16,147)           --
 Less: Reclassification
  adjustment for gains included
  in net income (net of tax $23)           --            --            --            --            62            --
 Unrealized holding loss on
  securities arising during
  the period (net of tax $9,371)           --            --            --            --       (16,209)           --       (16,209)
                                                                                                                      -----------
 Total comprehensive income                                                                                               108,704
Cash dividend declared on
  common stock                             --            --       (57,818)           --            --            --       (57,818)
Shares issued for employee
  stock plans (495 shares)                (82)      (13,282)           --            --            --        16,397         3,033
Treasury shares issued for
  acquisitions (3,913 shares)              --       (25,669)           --            --            --       129,933       104,264
Purchase of common stock
  (327 shares)                             --            --            --            --            --        (9,238)       (9,238)
ESOP debt repayment                        --            --            --         1,250            --            --         1,250
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance, March 31, 2000              $141,895      $920,983    $2,016,080   $        --     $(102,050)     $(24,533)   $2,952,375
                                  ===========   ===========   ===========   ===========   ===========   ===========   ===========


See accompanying Notes to Consolidated Financial Statements.

                                       Summit Bancorp and Subsidiaries
                                    Consolidated Statements of Cash Flows
                                                  Unaudited
                                               (In thousands)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                              -----------------------------
Operating Activities                                                              2000              1999
                                                                              -----------       -----------
   Net income                                                                 $   124,913       $   118,741
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses                                                   20,000            16,500
       Depreciation, amortization and accretion, net                               20,349            16,806
       Gains on sales of securities                                                   (85)             (217)
       Gains on sales of mortgages held for sale                                   (1,688)           (6,553)
       Gains on sales of other real estate owned                                     (242)             (458)
       Proceeds from sales of other real estate owned                               1,611             1,015
       Proceeds from sales of mortgages held for sale                              82,192           273,407
       Originations of mortgages held for sale                                    (81,362)         (275,731)
       Net (increase) decrease in trading account securities                       (2,345)            2,336
       Net change in other accrued and deferred income and expense                 38,437            46,946
                                                                              -----------       -----------
         Net cash provided by operating activities                                201,780           192,792
                                                                              -----------       -----------
Investing Activities
   Purchases of securities held to maturity                                          (360)       (1,247,707)
   Purchases of securities available for sale                                  (1,187,054)         (717,850)
   Proceeds from maturities of securities held to maturity                        299,163           686,463
   Proceeds from maturities of securities available for sale                      206,703           639,319
   Proceeds from the sales of securities available for sale                        26,754           231,937
   Net decrease in Federal funds sold, securities purchased under
     agreements to resell and interest bearing deposits with banks                (13,864)           21,281
   Net  (increase) decrease in loans                                             (594,530)           66,756
   Purchases of premises and equipment, net                                       (30,284)          (25,588)
                                                                              -----------       -----------
         Net cash used in investing activities                                 (1,293,472)         (345,389)
                                                                              -----------       -----------
 Financing Activities
   Net increase (decrease) in deposits                                            523,211           (78,870)
   Net increase in short-term borrowings                                          643,485            91,017
   Principal payments on long-term debt, net                                     (257,799)          (23,630)
   Proceeds from the issuance of long-term debt, net of related expenses          216,000           185,260
   Dividends paid                                                                 (56,966)          (52,967)
   Purchase of common stock                                                        (9,238)         (106,384)
   Proceeds from issuance of common stock under stock option plans                  2,269             2,793
                                                                              -----------       -----------
         Net cash provided by financing activities                              1,060,962            17,219
                                                                              -----------       -----------
Decrease in cash and due from banks                                               (30,730)         (135,378)
Beginning cash balance of acquired entities                                        14,839             6,496
Cash and due from banks at beginning of period                                  1,160,577         1,129,859
                                                                              -----------       -----------
Cash and due from banks at end of period                                      $ 1,144,686       $ 1,000,977
                                                                              ===========       ===========


Supplemental disclosure of cash flow information Cash paid:
     Interest payments                                                        $   303,480       $   264,871
     Income tax payments                                                            7,644             4,875
Noncash investing activities:
    Net transfer of loans to other real estate owned                                  912             4,921


See accompanying Notes to Consolidated Financial Statements

                         Summit Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.) Basis of Presentation

The accompanying financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated financial position of Summit Bancorp and subsidiaries (Summit Bancorp), the consolidated results of operations, changes in shareholders' equity and changes in cash flows. All significant intercompany accounts and transactions have been eliminated in consolidation. In all material respects, the financial statements presented comply with the current reporting requirements of supervisory authorities. Certain prior period amounts have been reclassified to conform to the financial statement presentation of 2000. For additional information and disclosures required under generally accepted accounting principles, reference is made to Summit Bancorp's 1999 Annual Report on Form 10-K.

2.) Acquisitions

On March 29, 2000, Summit Bancorp completed the acquisition of NMBT Corp. NMBT was headquartered in New Milford, Connecticut and operated ten branches in western Connecticut with $430.0 million in assets. This acquisition was accounted for as a purchase, with the issuance of 2.6 million shares of treasury stock. The cost in excess of the fair value of net assets acquired resulted in goodwill and other intangibles of $36.6 million which will be amortized over a 20 year period.

On March 17, 2000, Summit completed its acquisition of selected assets of Patgo Insurance Agency, Inc., Patgo South, Inc., Patgo International, Inc. and Crown Insurance Agency, Inc. These companies provide both property and casualty insurance and group benefit services. This acquisition was accounted for as a purchase with the cost in excess of the fair value of net assets acquired resulting in goodwill and other intangibles of $4.3 million which will be amortized over a 10 year period.

On February 29, 2000, Summit completed its acquisition of Meeker Sharkey Financial Group, creating the 16th largest insurance brokerage in the United States, and the largest New Jersey-based insurance broker. Meeker Sharkey Financial Group offers an array of property and casualty products, group health insurance benefits and retirement plan services. This transaction was accounted for as a purchase with the issuance of 1.3 million shares of treasury stock. The cost in excess of the fair value of net assets acquired resulted in goodwill and other intangibles of $24.1 million which will be amortized over a 10 year period.

On August 1, 1999, Summit Bancorp completed the acquisition of Prime Bancorp. Prime Bancorp was headquartered in Fort Washington, Pennsylvania and operated 27 branches in the greater Philadelphia area with $1.1 billion in assets. This acquisition was accounted for as a purchase, with the issuance of 7.4 million shares of treasury stock. The cost in excess of the fair value of net assets acquired resulted in goodwill and other intangibles of $220.5 million which will be amortized over a 20 year period.

On March 31, 1999, Summit Bancorp completed the acquisition of New Canaan Bank and Trust Company. New Canaan Bank and Trust Company was headquartered in New Canaan, Connecticut and operated four branches with $182.0 million in assets. This acquisition was accounted for as a purchase, with the issuance of 1.1 million shares of treasury stock. The cost in excess of the fair value of net assets acquired resulted in goodwill and other intangibles of $35.1 million which will be amortized over a 20 year period.

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


-----------------------------------------------------------------------------
(In thousands, except per share data)               Three months ended Mar. 31,
-----------------------------------------------------------------------------
                                                         2000          1999
-----------------------------------------------------------------------------
Net Income                                            $124,913     $ 118,741
=============================================================================
Basic weighted-average common shares outstanding       173,181       173,794
Plus: Common stock equivalents                           1,015         1,664
-----------------------------------------------------------------------------
Diluted weighted-average common shares outstanding     174,196       175,458
=============================================================================
Net Income per Common Share:
Basic                                                   $ 0.72        $ 0.68
Diluted                                                   0.72          0.68
-----------------------------------------------------------------------------

4.) Restructuring Charges

During the fourth quarter of 1999, a restructuring charge of $27.9 million pretax, ($17.1 million, or $0.10 per diluted share after tax) was recorded in conjunction with the realignment of key lines of business and lines of support. The realignment eliminated approximately 260 positions. All employees affected by the realignment have been notified. Liquidity is not anticipated to be significantly impacted by this charge. The table below displays the status of accrual reserves for business restructuring charges at March 31, 2000. The majority of the restructuring charge is expected to be utilized within one year.

---------------------------------------------------------------------
Restructuring Charges
(In millions)
---------------------------------------------------------------------
                          Estimated        Utilization      Remaining
Type of cost              Liability          to date        Liability
---------------------------------------------------------------------
Severance and benefits      $ 26.1           $ 9.4            $ 16.7
Real estate and other          1.8             0.5               1.3
---------------------------------------------------------------------
  Total                     $ 27.9           $ 9.9            $ 18.0
---------------------------------------------------------------------

5.) Recent Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." This statement amends FASB Statement No. 133 by delaying the effective date one year. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. This statement is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000, on a prospective basis. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of Summit Bancorp.

6.) Subsequent Events

On April 12, 2000, Summit Bancorp's Board of Directors approved a 6.1 percent increase in the quarterly cash dividend on Summit Bancorp's common stock from $0.33 to $0.35 per common share, for an annualized dividend of $1.40. The second quarter dividend is payable on August 1, 2000, to shareholders of record July 6, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-----------------------------------------------
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
   ---------------------------------------------

Summit Bancorp is a bank holding company headquartered in Princeton, New Jersey. Summit Bancorp owns bank subsidiaries in New Jersey, Pennsylvania, and Connecticut and several active non-bank subsidiaries. Summit Bancorp's bank subsidiaries provide a broad range of retail, insurance, commercial, and private banking services as well as trust and investment services to individuals, businesses, not-for-profit organizations, government entities, and other financial institutions. These services are provided through an extensive branch network, including supermarket branches and private banking facilities, as well as through automated teller machines and the Internet.

FINANCIAL CONDITION

Total assets at March 31, 2000, were $38.1 billion, an increase of $1.7 billion, or 4.6 percent, from year-end 1999. The growth came most notably from the loan and securities portfolios and was generally funded with an increase in savings and time deposits and other borrowed funds. The purchase of NMBT Corp. in March 2000, added approximately $430.0 million to total assets.

Total securities at March 31, 2000, were $11.6 billion, an increase of $736.1 million, or 6.8 percent, from year-end 1999. Securities held to maturity, which are carried at amortized historical cost, are investments for which there is a positive intent and ability to hold to maturity. Securities held to maturity at March 31, 2000, were $5.3 billion and were comprised of U.S. Government and Federal agency securities of $3.5 billion, other securities, predominately corporate collateralized mortgage obligations ("CMOs") totaling $1.7 billion, and securities of state and political subdivisions of $109.3 million. Held to maturity securities decreased $252.3 million, or 4.5 percent, from year-end 1999 due primarily to principal repayments and maturities of $299.2 million. At March 31, 2000, and December 31, 1999, net unrealized losses on securities held to maturity amounted to $232.8 million and $209.3 million, respectively.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is initiated primarily to manage liquidity and interest rate risk and to take advantage of certain market conditions. At March 31, 2000, securities available for sale amounted to $6.2 billion and were predominately comprised of $4.6 billion of U.S. Government and Federal agency securities and $1.0 billion of CMOs. Total available for sale securities increased $1.0 billion, or 19.0 percent, from year-end 1999. The increase resulted from $1.2 billion in purchases partially offset by sales and maturities of $233.5 million.

The loan portfolio, which represents Summit's largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. Summit's lending strategy stresses quality loan growth and portfolio diversification by product, geography, and industry. At March 31, 2000, total loans amounted to $24.1 billion, an increase of $840.6 million, or 3.6 percent, from year-end 1999. The largest increases were in commercial and consumer loans which grew $410.9 million and $224.6 million respectively. Additionally, residential mortgages grew $164.5 million and commercial mortgages increased $40.6 million. The increase in commercial loans was primarily related to loan growth in the commercial and industrial and specialized industry portfolios. The increase in the consumer loan portfolio can generally be attributed to purchases of home equity loans and the acquisition of NMBT Corp. The growth in the residential and commercial mortgage portfolios was also largely a result of the acquisition of
NMBT Corp. Mortgage loans held for sale amounted to $47.6 million and $65.5 million for the periods ended March 31, 2000, and December 31, 1999, respectively.

Deposits, which include noninterest-bearing and interest-bearing savings and time deposits, are a fundamental and cost-effective source of funding. Summit offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. Total deposits were $25.5 billion at March 31, 2000, an increase of $826.5 million, or 3.4 percent, from December 31, 1999. Savings and time deposits at $19.4 billion, increased $791.3 million, or 4.2 percent, from December 31, 1999. The growth came most notably from Summit's cash management solution, the Summit Navigator Account, which increased $554.4 million, or 18.6 percent, from year-end 1999. The Summit Navigator Account is a relationship sweep account that combines banking, investment, and brokerage services into one account. In addition, retail certificates of deposit increased $425.9 million as a result of the introduction of several new certificate of deposit products. Savings and time deposit growth was also impacted by the NMBT Corp. acquisition which contributed $260.5 million. These increases more than offset the decline of $256.5 million in preferred savings, money market, and interest-bearing checking products. Demand deposits, also increased by $196.2 million, or 4.0 percent, from year-end 1999 to total $5.2 billion at March 31, 2000. The increase in demand deposits came mainly from business and personal accounts. In addition, the acquisition of NMBT Corp. contributed $42.9 million of the growth. Partially offsetting these deposit increases was a decrease in commercial certificates of deposit $100,000 and over which were down $161.0 million, or 15.8 percent, compared to December 31, 1999. Commercial certificates of deposit $100,000 and over are primarily used as an additional funding source to support balance sheet growth and as an alternative to other sources of borrowed funds. The decline in commercial certificates of deposit is principally related to the strong growth in other deposit products in the first quarter of 2000.

Other  borrowed  funds are mainly  comprised of repurchase  agreements,  Federal funds purchased, Federal Home Loan Bank borrowings ("FHLB"), and other short-term borrowings. Other borrowed funds totaled $5.2 billion at March 31, 2000, an increase of $630.7 million, or 13.7 percent, from December 31, 1999. The increase in other borrowed funds can be attributed to growth in short-term repurchase agreements which contributed to the funding necessary to support the growth in earning assets.

Total shareholders' equity at March 31, 2000, was $3.0 billion, an increase of $150.2 million, or 5.4 percent, from December 31, 1999. The increase was primarily attributed to retained profits and the issuance of treasury stock for acquisitions. Treasury stock at March 31, 2000, amounted to $24.5 million, a reduction of $137.1 million, or 84.8 percent, compared to December 31, 1999, and was comprised of 744 thousand shares. The reduction in treasury stock was a result of the issuance of shares for the purchase acquisitions of NMBT Corp. and Meeker Sharkey Financial Group. Treasury shares will be used for acquisitions, employee benefit plans, and general corporate purposes. Included in shareholders' equity at March 31, 2000, was accumulated other comprehensive loss, net of tax, totaling $102.1 million, compared to a loss of $85.8 million at year-end 1999. Accumulated other comprehensive loss is comprised principally of unrealized gains and losses on securities available for sale. The decline in accumulated other comprehensive loss was due to the decline in the market value of Summit's fixed income securities as a result of the increase in interest rates.

Summit Bancorp's capital ratios for March 31, 2000, compared to select prior periods and regulatory requirements, are shown in the following table. Summit Bancorp's bank subsidiaries met the well-capitalized requirements for each of the periods presented. The increases in the ratios at March 31, 2000, were principally attributable to the decline in the amount of treasury stock outstanding.

--------------------------------------------------------------------------------------------------------
                                                                                               Minimum
                                    Mar. 31,       Dec. 31,      Mar. 31,      Required         Well
Selected Capital Ratios:              2000          1999          1999          Capital      Capitalized
--------------------------------------------------------------------------------------------------------
  Equity to assets                    7.76 %         7.70 %        8.10 %            - %             - %
  Leverage ratio                      7.13           7.06          7.67           3.00            5.00
  Tier I capital                      9.52           9.46         10.47           4.00            6.00
  Total risk-based capital           11.09          11.06         12.33           8.00           10.00
--------------------------------------------------------------------------------------------------------

Nonperforming Assets

Nonperforming  assets  include  nonperforming  loans and other real estate owned
(OREO) and are shown in the following table as of the dates  indicated.

-----------------------------------------------------------------------------------------------------------------
Nonperforming Assets                                      Mar. 31,            Dec. 31,             Mar. 31,
(In thousands)                                             2000                 1999                 1999
-----------------------------------------------------------------------------------------------------------------
Nonperforming loans:
  Commercial and industrial                                $81,458            $ 78,303             $ 51,731
  Commercial mortgage                                       17,804              18,480               36,435
  Construction and development                               2,378               3,538                1,899
-----------------------------------------------------------------------------------------------------------------
   Nonperforming loans                                     101,640             100,321               90,065
OREO, net                                                    6,528               6,881                7,137
-----------------------------------------------------------------------------------------------------------------
   Nonperforming assets                                   $108,168           $ 107,202             $ 97,202
-----------------------------------------------------------------------------------------------------------------
Loans, not included above, past due 90 days or more        $44,975            $ 41,378             $ 38,971
-----------------------------------------------------------------------------------------------------------------
Nonperforming loans to total loans                            0.42  %             0.43  %              0.43  %
Nonperforming assets to total loans and OREO                  0.45                0.46                 0.46
=================================================================================================================

Average nonperforming loans were $100.7 million at March 31, 2000, compared to $93.9 million and $83.8 million at December 31, 1999, and March 31, 1999, respectively. Interest income received on nonperforming loans amounted to $0.4 million for the three months ended March 31, 2000, compared to $0.4 million and $1.0 million for the three months ended December 31, 1999, and March 31, 1999, respectively.

Loans which are past due 90 days or more but are not included in nonperforming assets are primarily residential mortgage and consumer loans which are well secured and in the process of collection.

Potential problem loans, which are excluded from nonperforming assets, are loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans amounted to $11.1 million at March 31, 2000, compared to $11.9 million and $63.6 million at December 31, 1999, and March 31, 1999, respectively.

Allowance for Loan Losses

The allowance for loan losses is a valuation reserve available for losses incurred or inherent in the loan portfolio and other extensions of credit. Credit losses arise primarily from the loan portfolio, but may also be derived from other credit-related sources including commitments and other extensions of credit, guarantees, and standby letters of credit. Additions are made to the allowance through periodic provisions which are charged to expense. All losses of principal are charged to the allowance when incurred or when a determination is made that a loss is expected. Subsequent recoveries, if any, are credited to the allowance.

A process has been established to assess the appropriateness of the allowance for loan losses and to identify the risks inherent in the loan portfolio. This process consists of the identification of specific reserves for identified problem loans, the calculation of general reserves, which includes a combination of formula-driven allocations and minimum reserve levels by loan type and grade, and the determination of the unallocated reserves.

Specific reserves are determined through assessment of the borrower's ability to repay and the fair value of the underlying collateral, for collateral dependent loans, for each nonperforming loan. If the carrying value of a loan exceeds the discounted expected cash flows or the value of the underlying collateral, the excess is specifically reserved or charged off. The level of specific reserves is generally the smallest component of the allowance for loan losses.

The calculation of the general reserve involves several steps. An historical loss factor is applied to each loan and unused commitment by business segment and loan grade. The historical loss factors are calculated using a trailing six quarter loss migration analysis. Adjustments are then made to the historical loss factors based on six quantitative objective elements (delinquency, nonperforming assets, watch lists, charge offs, concentrations of credit, and recoveries) and three subjective elements (economic conditions, the rating assigned by the internal credit audit department, and other factors). This methodology is applied to the commercial portfolio. The methodology for the retail portfolio involves a six quarter loss migration anlysis which may be adjusted due to rising trends or charge offs. For the commercial loan portfolios, the historical loss factor, inclusive of the adjustment, is then compared to minimum reserve levels for each loan grade. The larger of the two factors is used in the determination of the reserves. The reserves calculated for the residential and consumer loans employ an historical six quarter migration analysis.

The last component of the loan loss reserve is the unallocated reserve. The unallocated reserve is based upon management's evaluation of the underlying inherent risk in the loan portfolio. The analysis of the appropriate level of reserves, in the aggregate, is based on the level of specific and general reserves previously discussed and is also inclusive of: industry concentrations, delinquency trends, economic trends, loan growth relative to the overall allowance, the level of substandard assets, and the amount of allocated and unallocated reserves relative to the total loan portfolio. The unallocated portion of the allowance for loan losses, in excess of specific and general reserves, was $122.2 million at March 31, 2000, compared to $119.8 million at December 31, 1999.

The provision for loan losses for the first quarter of 2000 was $20.0 million, a $3.5 million increase from the same period a year ago. The increase in the provision for loan losses for the three months ended March 31, 2000, was primarily attributed to loan growth and an increase in the level of charge offs. The provision for loan losses is charged to expense to bring the allowance for loan losses to a level deemed appropriate by management to cover the credit risk inherent in the loan portfolio. The provision for loan losses may vary from quarter to quarter due to loan growth, the level of charge offs, or an increase in the inherent risk in the loan portfolio. The allowance as a percentage of total loans was 1.38 percent at March 31, 2000, compared to 1.42 percent and 1.55 percent at December 31, 1999, and March 31, 1999, respectively.

The following tables show the transactions in the allowance for loan losses, by loan category, for the three month periods ended March 31, 2000, and March 31, 1999, and selected loan quality ratios for the periods ending March 31, 2000, December 31, 1999, and March 31, 1999.


---------------------------------------------------------------------------
Allowance for Loan Losses                          Three months ended
                                                         March 31,
(In thousands)                                   2000              1999
---------------------------------------------------------------------------
     Balance, beginning of period              $ 328,828       $ 322,814
     Allowance of acquired institutions            4,357           2,140
     Provision for loan losses                    20,000          16,500
---------------------------------------------------------------------------
                                                 353,185         341,454
---------------------------------------------------------------------------
     Loans charged off:
          Commercial and industrial               20,024           8,131
          Construction and development                 -              13
          Commercial mortgage                         23           1,202
          Residential mortgage                     1,084           2,626
          Consumer                                 6,253           7,987
---------------------------------------------------------------------------
                 Total loans charged off          27,384          19,959
---------------------------------------------------------------------------
     Recoveries:
          Commercial and industrial                4,707           3,517
          Construction and development                 -             395
          Commercial mortgage                         28             548
          Residential mortgage                        60             319
          Consumer                                 2,159           2,028
---------------------------------------------------------------------------
                 Total recoveries                  6,954           6,807
---------------------------------------------------------------------------
     Net charge offs                              20,430          13,152
---------------------------------------------------------------------------
     Balance, end of period                    $ 332,755       $ 328,302
===========================================================================







----------------------------------------------------------------------
Selected Loan Quality Ratios           Mar. 31,    Dec. 31,  Mar. 31,
                                        2000       1999      1999
----------------------------------------------------------------------
Net charge offs to average loans:
      Quarter-to-date                     0.35 %     0.32 %   0.25 %
      Year-to-date                        0.35       0.61     0.25
Allowance for loan losses to:
      Total loans at period end           1.38       1.42     1.55
      Nonperforming loans               327.39     327.78   364.52
      Nonperforming assets              307.63     306.74   337.75
----------------------------------------------------------------------

                                               Summit Bancorp and Subsidiaries
                            Consolidated Average Balance Sheets with Resultant Interest and Rates
                                                          Unaudited
                                        (Tax-equivalent basis, dollars in thousands)

                                                                            Three Months Ended
                                                         March 31, 2000                            March 31, 1999
                                               Average                     Average     Average                       Average
                                               Balance        Interest      Rate       Balance         Interest        Rate
                                            -----------      -----------    ----     -----------      -----------      ----
Assets
Interest-earning assets:
  Federal funds sold and securities
    purchased under agreements
    to resell                               $    10,564      $       134    5.10%    $    10,648      $       145      5.52%
  Interest-bearing deposits with banks           43,590              557    5.14          33,737              450      5.41
  Securities:
    Trading account                              20,641              426    8.30           9,969              103      4.19
    Available for sale                        5,703,575           95,088    6.67       3,956,908           59,951      6.06
    Held to maturity                          5,449,924           86,281    6.33       6,226,526           97,587      6.27
                                            -----------      -----------    ----     -----------      -----------      ----
      Total securities                       11,174,140          181,795    6.51      10,193,403          157,641      6.19
                                            -----------      -----------    ----     -----------      -----------      ----
  Loans, net of unearned discount:
    Commercial                                8,251,370          173,436    8.45       7,157,347          137,063      7.77
    Commercial mortgage                       3,153,094           63,426    8.05       2,874,357           57,513      8.00
    Residential mortgage                      5,747,663          103,366    7.19       5,717,998          101,847      7.12
    Consumer                                  6,283,712          130,026    8.32       5,417,311          108,672      8.14
                                            -----------      -----------    ----     -----------      -----------      ----
      Total loans                            23,435,839          470,254    8.07      21,167,013          405,095      7.76
                                            -----------      -----------    ----     -----------      -----------      ----
      Total interest-earning assets          34,664,133          652,740    7.57      31,404,801          563,331      7.27
                                            -----------      -----------    ----     -----------      -----------      ----
Noninterest-earning assets:
  Cash and due from banks                     1,040,509                                  955,002
  Allowance for loan losses                    (329,402)                                (325,323)
  Other assets                                1,485,150                                1,123,019
                                            -----------                              -----------
      Total noninterest-earning assets        2,196,257                                1,752,698
                                            -----------                              -----------
Total Assets                                $36,860,390                              $33,157,499
                                            ===========                              ===========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Savings deposits                          $11,660,799           83,711    2.89     $10,297,383           61,889      2.44
  Time deposits                               7,104,022           91,722    5.19       7,123,211           89,513      5.10
  Commercial certificates of
    deposit $100,000 and over                   958,475           13,299    5.58         975,331           11,575      4.81
                                            -----------      -----------    ----     -----------      -----------      ----
      Total interest-bearing deposits        19,723,296          188,732    3.85      18,395,925          162,977      3.59
                                            -----------      -----------    ----     -----------      -----------      ----
Other borrowed funds                          5,090,496           72,351    5.72       3,411,876           41,487      4.93
Long-term debt                                3,866,897           53,558    5.54       3,684,708           50,637      5.50
                                            -----------      -----------    ----     -----------      -----------      ----
      Total interest-bearing liabilities     28,680,689          314,641    4.41      25,492,509          255,101      4.06
                                            -----------      -----------    ----     -----------      -----------      ----
Noninterest-bearing liabilities:
  Demand deposits                             4,855,739                                4,455,354
  Other liabilities                             491,030                                  478,000
                                            -----------                              -----------
      Total noninterest-bearing
        liabilities                           5,346,769                                4,933,354
  Shareholders' equity                        2,832,932                                2,731,636
                                            -----------                              -----------
Total Liabilities and
 Shareholders' Equity                       $36,860,390                              $33,157,499
                                            ===========                              ===========

Net Interest Spread                                              338,099    3.16 %                        308,230      3.21 %
                                                                           =======                                    =======
Tax-equivalent basis adjustment                                   (2,192)                                  (2,886)
                                                             -----------                              -----------
Net Interest Income                                           $  335,907                               $  305,344
                                                             ===========                              ===========
Net Interest Margin                                                         3.92 %                                     3.98 %
                                                                           =======                                    =======



RESULTS OF OPERATIONS


Net income for the quarter ended March 31, 2000, was $124.9 million, or $.72 per basic share, compared to $118.7 million, or $.68 per basic share, for the first quarter of 1999. On a diluted per share basis, net income for the three months ended March 31, 2000, was $.72 per diluted share compared to $.68 for the same period in 1999.


The following are key performance indicators for the three month periods ended March 31, 2000, and 1999.

---------------------------------------------------------------------------
(In thousands)                                 Three months ended
                                                   March 31,
                                              2000              1999
---------------------------------------------------------------------------
Financial data:
     Net income                            $ 124,913         $ 118,741
     Per share-diluted                          0.72              0.68
     Return on average assets                   1.36 %            1.45 %
     Return on average equity                  17.73             17.63
     Efficiency ratio                          51.97             50.55
---------------------------------------------------------------------------
Cash-basis financial data*:
     Net income                            $ 133,451         $ 124,403
     Per share-diluted                          0.77              0.71
     Return on average tangible assets          1.48 %            1.53 %
     Return on average tangible equity         23.04             20.63
     Efficiency Ratio                          49.93             49.11
---------------------------------------------------------------------------
* Cash-basis financial data excludes the after tax impact of amortization of goodwill and other intangibles.


Net Interest Income

Interest income on a tax-equivalent basis was $652.7 million for the three months ended March 31, 2000, an increase of $89.4 million, or 15.9 percent, compared to a year ago. Interest-earning assets averaged $34.7 billion, an increase of $3.3 billion, or 10.4 percent, compared to the prior year period. The growth in interest-earning assets contributed $69.1 million to the increase in tax-equivalent interest income while the increase in yield contributed $20.3 million. The rate earned on interest-earning assets increased 30 basis points to
7.57 percent in the 2000 period. The increase was generally the result of a higher interest rate environment compared to last year as both the average Prime rate and the average London Interbank Offerring Rate ("LIBOR") were significantly higher than the prior year.

Interest expense increased $59.5 million, or 23.3 percent, for the three months ended March 31, 2000, compared to the same period in 1999. Interest-bearing liabilities averaged $28.7 billion, an increase of $3.2 billion, or 12.5 percent, compared to the prior year. The growth in interest-bearing liabilities contributed $34.6 million to the increase in interest expense while the increase in rates paid on interest-bearing liabilities contributed the remaining $24.9 million. The rate paid on interest-bearing liabilities increased 35 basis points to 4.41 percent in the 2000 period due to the higher interest-rate environment.

Net interest income on a tax-equivalent basis was $338.1 million for the three months ended March 31, 2000, an increase of $29.9 million, or 9.7 percent, compared to the same period in 1999. The net interest spread percentage on a tax-equivalent basis (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) was 3.16 percent for the three months ended March 31, 2000, compared to 3.21 percent for the prior year period. Net interest margin (net interest income on a tax-equivalent basis as a percentage of average interest-earning assets) was 3.92 percent for the three months ended March 31, 2000, compared to 3.98 percent during the same period in 1999. The decline in net interest margin resulted from a funding mix that was more dependent on borrowed funds and long-term debt while the decline in net interest spread can be attributed to an increase in the cost of funds that exceed the growth in the yield on earning assets.

The rate/volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates over the periods. Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values.

Rate/Volume Table                                             Amount of Increase (Decrease)
                                                    ------------------------------------------------
                                                               Three Months ended Mar. 31,
                                                                    2000 versus 1999
                                                    ------------------------------------------------
                                                         Due to Change in:
                                                    ----------------------------------
(Tax-equivalent basis, in millions)                     Volume               Rate             Total
----------------------------------------------------------------------------------------------------

Interest Income
     Loans
      Commercial                                        $ 27.5               $ 8.9            $36.4
      Commercial mortgage                                  5.6                 0.3              5.9
      Residential mortgage                                 0.5                 1.0              1.5
      Consumer                                            18.8                 2.6             21.4
----------------------------------------------------------------------------------------------------
         Total loans                                      52.4                12.8             65.2
      Securities held to maturity                        (12.2)                0.9            (11.3)
      Securities available for sale                       28.6                 6.5             35.1
      Other interest earning assets                        0.3                 0.1              0.4
----------------------------------------------------------------------------------------------------
         Total Interest Income                            69.1                20.3             89.4
----------------------------------------------------------------------------------------------------
Interest Expense
     Deposits
      Savings deposits                                     9.1                12.7             21.8
      Time deposits                                       (0.1)                2.3              2.2
      Commercial certificates of deposit > $100M          (0.2)                1.9              1.7
----------------------------------------------------------------------------------------------------
         Total interest-bearing deposits                   8.8                16.9             25.7
      Other borrowed funds                                23.3                 7.6             30.9
      Long-term debt                                       2.5                 0.4              2.9
----------------------------------------------------------------------------------------------------
         Total Interest Expense                           34.6                24.9             59.5
----------------------------------------------------------------------------------------------------
Net Interest Income (fully taxable equivalent)          $ 34.5              $ (4.6)            29.9
----------------------------------------------------------------------------------------------------
Less: Decrease in tax-equivalent adjustment                                                    (0.7)
----------------------------------------------------------------------------------------------------
Increase in Net Interest Income                                                               $30.6
----------------------------------------------------------------------------------------------------

Noninterest Income

Noninterest income categories for the three month periods ended March 31, 2000, and 1999 are shown in the following table:

-----------------------------------------------------------------------------------------
(In millions)                                           Three months ended Mar. 31,
-----------------------------------------------------------------------------------------
                                                                               Percent
                                                      2000        1999          Change
-----------------------------------------------------------------------------------------
Service charges on deposit accounts                 $ 31.5       $ 30.1           4.9  %
Service and loan fee income                           15.8         15.6           0.8
Trust income                                          13.8         11.9          15.5
Retail Investment fees                                12.7         10.2          25.4
Insurance fees                                        10.8          7.9          37.3
Other                                                 17.0         22.3         (23.6)
-----------------------------------------------------------------------------------------
          Total noninterest operating income         101.6         98.0           3.8
Securities gains                                       0.1          0.2         (60.8)
-----------------------------------------------------------------------------------------
          Total noninterest income                 $ 101.7       $ 98.2           3.6  %
=========================================================================================

Service charges on deposit accounts increased $1.4 million, or 4.9 percent, for the quarter ended March 31, 2000, compared with 1999. This was primarily due to growth in demand deposits and increased volume of Non Sufficient Fund fees. Partially offsetting these favorable factors were lower minimum balance requirements on regular checking accounts, savings accounts, and certificates of deposit resulting in lower monthly maintenance fees. These lower minimum balance requirements were instituted in April 1999.

Trust income increased $1.9 million, or 15.5 percent, for the quarter ended March 31, 2000, compared with 1999. This was generally due to an increase in investment advisory fees, including advisory fees from the Pillar Funds.

Retail Investment fees increased $2.5 million, or 25.4 percent, for the quarter ended March 31, 2000, compared with 1999. This growth was a result of increased brokerage fees resulting from higher trading volumes, as well as increased fees from the sale of third party mutual funds and annuities.

Insurance service fees increased $2.9 million, or 37.3 percent, for the quarter ended March 31, 2000, compared to the same period a year ago. This is primarily due to the acquisition of Meeker Sharkey Financial Group. In addition, fees from core insurance business also experienced growth.

Other income which primarily consists of ATM fees, international fees, other fees, and gains on sales of assets, decreased $5.3 million, or 23.6 percent, for the three months ended March 31, 2000, compared with 1999. The decrease was primarily attributable to a first quarter 1999 gain on the sale of the credit card portfolio of $5.9 million.

Noninterest Expense

Noninterest expense categories for the three month periods ended March 31, 2000, and 1999 are shown in the following table:

--------------------------------------------------------------------------------------------
(In millions)                                           Three months ended Mar. 31,
--------------------------------------------------------------------------------------------
                                                                            Percent
                                                      2000        1999        Change
--------------------------------------------------------------------------------------------
  Salaries                                          $ 88.0       $ 80.3         9.5  %
  Pension and other employee benefits                 30.3         30.0         0.8
  Furniture and equipment                             25.4         22.5        13.4
  Occupancy, net                                      22.1         19.8        11.6
  Communications                                       9.5          9.6        (1.1)
  Amortization of goodwill and other intangibles       9.0          5.9        53.3
  Advertising and public relations                     6.1          5.5        11.1
  Other                                               38.4         31.8        20.7
--------------------------------------------------------------------------------------------
Total noninterest expense                          $ 228.8      $ 205.4        11.4  %
============================================================================================


Salaries increased $7.7 million, or 9.5 percent, for the quarter ended March 31, 2000, compared to the same quarter in 1999. In addition to the annual merit increases, salaries rose approximately $4.4 million from acquisitions. Partially offsetting these increases was the benefit of the fourth quarter 1999 corporate realignment which resulted in a reduction of approximately 260 employees. There were 9,185 full-time equivalent employees at March 31, 2000, compared to 8,670 the same period a year ago. The increase is primarily a result of acquisitions (NMBT Corp., Prime Bancorp and Meeker Sharkey Financial Group) partially offset by the decline due to the corporate realignment.

Furniture and equipment expenses increased $2.9 million, or 13.4 percent, for the quarter ended March 31, 2000, compared with the same quarter in 1999. This increase was primarily due to the recent bank acquisitions, increases in equipment maintenance, increased amortization expense relating to mainframe application software, and increased computer equipment expenses.

Occupancy expense increased $2.3 million, or 11.6 percent, for the quarter ended March 31, 2000, compared with the same quarter in 1999. The increase was largely a result of recent bank acquisitions.

Amortization of goodwill and intangibles increased $3.1 million, or 53.3 percent, for the three months ended March 31, 2000, compared to the same period a year ago. The increase was due to the purchase acquisitions of Prime Bancorp, New Canaan Bank & Trust Company, and Meeker Sharkey Financial Group.

Other expenses increased $6.6 million, or 20.7 percent, for the three months ended March 31, 2000, compared with the same quarter in 1999. This was a result of increased consultant fees, increased second mortgage servicing fees resulting from home equity purchases, and an increase in commissions due to increased sales of insurance and retail investment products. Recent bank acquisitions also contributed to the increase. Included in other expenses were legal and professional fees of $9.4 million, for the three month period ended March 31, 2000, compared to $9.7 million for the same quarter in 1999.

The effective income tax rate was 33.8 percent for the three months ended March 31, 2000, compared with 34.6 percent for the same quarter in 1999.

LINES OF BUSINESS

For management purposes, Summit Bancorp is segmented into the following lines of business: Retail Banking, Corporate Banking and The Private Bank. Activities not included in these lines are reflected in Other. The lines have been structured according to the customer groups served. Financial performance of business lines is monitored with an internal profitability measurement system. Line of business information is based on management accounting practices that conform to and support the current management structure and is not necessarily comparable with similar information from any other financial institution. The profitability measurement system uses internal management accounting policies that ensure business line results reflect the underlying economics of each business line and are compiled on a consistent basis.

Net income includes revenues and expenses directly associated with each line in addition to allocations of revenue earned and expenses incurred by support units such as operations and technology. Centrally provided corporate services and general overhead are allocated on a per-unit cost basis or on an "ability to pay" basis related to each particular business lines contribution to income. A matched maturity funds transfer pricing methodology is employed to assign a cost of funds to the earning assets, as well as a value of funds to the liabilities of each business line. The provision for loan losses is allocated based on management's assessment of the historical net charge off ratio for each business segment. Income taxes are allocated based upon the consolidated effective tax rates, after consideration of certain permanent differences that may be allocated to a specific line of business.

The table below summarizes results by lines of business as if operated on a stand-alone basis for the first quarter of 2000 and 1999. Certain prior period information has been restated to conform with the current period presentation.

Results of Operations
Quarter Ended Mar 31,             Retail Banking   Corporate Banking  The Private Bank       Other         Consolidated
                                -----------------------------------------------------------------------------------------
(In millions)                      2000     1999     2000     1999      2000     1999    2000     1999     2000     1999
                                -----------------------------------------------------------------------------------------
Net interest income                $211     $199      $77      $67      $15      $14      $33      $25     $336     $305
Provision for loan losses             8       10       12        6       --       --       --       --       20       16
                                -----------------------------------------------------------------------------------------
 Net interest income after
  provision for loan losses         203      189       65       61       15       14       33       25      316      289
Noninterest income                   49       55       15       12       38       30       --        1      102       98
Noninterest expense                 140      133       42       34       36       31       11        7      229      205
                                -----------------------------------------------------------------------------------------
 Income before taxes                112      111       38       39       17       13       22       19      189      182
Federal and state income taxes       39       39       12       13        6        4        7        7       64       63
                                -----------------------------------------------------------------------------------------
Net income                          $73      $72      $26      $26      $11       $9      $15      $12     $125     $119
                                =========================================================================================

Selected Average Balances:
Securities                       $   --      $55      $10    $  --      $15      $10  $11,149  $10,129  $11,174  $10,194
Loans                            12,462   11,827    9,500    8,106    1,474    1,234       --       --   23,436   21,167
Assets                           12,834   12,190    9,500    8,090    1,578    1,322   12,948   11,555   36,860   33,157
Deposits                         21,683   19,990    1,145    1,004      835      735      916    1,122   24,579   22,851


Retail Banking

Retail Banking sells and delivers retail banking products and services to individuals and small businesses through more than 400 traditional and approximately 80 supermarket branches in New Jersey, eastern Pennsylvania, and Connecticut. In addition to traditional banking services, Retail Banking offers its customers an expanding array of 24-hour banking services through approximately 600 automated teller machines, telephone banking centers, and the Internet. It also includes a broad selection of small business and consumer loans, deposit products, and a complete range of full-service mortgage banking activities.

Average loans for the quarter ended March 31, 2000,  increased $635 million,  or
5.4 percent, to $12.5 billion from the same period in 1999, primarily related to home equity loan purchases and increases in home equity credit lines. Total average deposits for the first quarter of 2000 increased to $21.7 billion, up $1.7 billion from a year ago. This increase was attributable to the growth in the Summit Navigator Account. Net interest income for the quarter increased $12 million, or 6.0 percent, over last year, primarily due to loan growth. The decrease in noninterest income of $6 million is primarily attributable to a $5.9 million gain on the sale of the credit card portfolio in the first quarter of last year. Noninterest expenses for the quarter increased $7 million, or 5.3 percent, over last year, primary due to salaries, other expenses, and acquisitions. Net income for the quarter was $73 million, an increase of $1 million or 1.4 percent, from the prior year.

Corporate Banking

Corporate Banking provides a full array of commercial financial services, including asset-based lending, international trade services, equipment leasing, real estate financing, private placement, mezzanine financing, aircraft lending, correspondent banking, treasury services, and structured finance. Demand and interest-bearing deposit accounts and services are provided through the branch network.

Total average loans for the quarter ended March 31, 2000, were $9.5 billion, an increase of $1.4 billion, or 17.2 percent, over the same period in 1999 primarily in asset-based, aircraft, media, specialized industries lending and commercial mortgages. Net interest income for the first quarter of 2000 increased $10 million, or 14.9 percent, from 1999, driven primarily by the increase in average loans. Partially offsetting the loan increase was a $6 million, or 100.0 percent, increase in the provision for loan losses. This was attributed to the increase in the level of charge offs and loan growth. Noninterest income for the quarter ended March 31, 2000, increased $3 million, or 25.0 percent, from the prior year due to an increase in loan and deposit fee income as well as additional capital market fee income. Noninterest expense increased $8 million over the prior year to $42 million due to higher salaries and benefits expense. Net income remained unchanged at $26 million.

The Private Bank

The Private Bank provides personal credit services; professional services for lawyers, accountants and their firms; and business loans and lines of credit. This segment also includes investment services which provide a full range of trust, administrative, and custodial services to individuals and institutions, in addition to investment products and discount brokerage. In addition, the line markets a wide variety of insurance products for the personal and corporate marketplace.

Noninterest income increased $8 million, or 26.7 percent, from first quarter 1999. This was primarily due to a $1.9 million, or 15.5 percent, increase in trust income and a $2.5 million, or 25.4 percent, increase in retail investment fees. The growth in retail investment fees were primarily due to increased brokerage fees resulting from higher trading volumes as well as increased fees from sales of third party mutual fund and annuity products. In addition, the acquisition of the Meeker Sharkey Financial Group contributed $2.3 million of insurance income for the quarter. The $5 million, or 16.1 percent, increase in expenses is due to increases in salaries and commissions related to the increased sale of trust, retail investment, and insurance products. Net income for the quarter was $11 million, up $2 million, or 22.2 percent, from a year ago.


Other

Other includes the treasury function which is responsible for managing interest rate risk and the investment portfolios. In addition, certain revenues and expenses not considered allocable to a line of business are reflected in this area.

Net interest income increased $8 million, or 32.0 percent, from 1999, primarily due to growth in the securities portfolio. Securities averaged $11.1 billion for the first quarter of 2000, up $1.0 billion, or 10.1 percent, from the prior year. Net income was up for the quarter $3 million, or 25.0 percent, to $15 million when compared to the same quarter the prior year.

LIQUIDITY

Liquidity is the ability to support asset growth while satisfying the borrowing needs and deposit withdrawal requirements of customers. Traditional sources of liquidity include asset maturities, asset repayments, and deposit growth. In addition, borrowed funds represent another major source of funding. The bank subsidiaries have established borrowing relationships with the FHLB and other correspondent banks which further support and enhance liquidity. Summit Bank, NJ and Summit Bank, PA executed a distribution agreement, in November 1998, providing for the possible issuance of senior and subordinated notes to a maximum of $3.75 billion on an underwritten or agency basis. Through March 31, 2000, no funds have been drawn from this source.

Liquidity is also important at the Parent Corporation in order to provide funds for operations and to pay dividends to shareholders. Parent Corporation cash requirements are met primarily through management fees and dividends from its subsidiaries and the issuance of short and long-term debt. The amount of dividends that can be assessed to the bank subsidiaries is subject to certain regulatory restrictions. Lines of credit are available at the Parent Corporation to support commercial paper borrowings and for general corporate purposes. Interest on these lines of credit approximates the prime lending rate at the time of borrowing. Unused lines amounted to $33.0 million at March 31, 2000. On July 2, 1999, a shelf registration statement providing for the possible issuance, from time to time, of senior and subordinated debt securities and preferred stock to a maximum of $1.0 billion was declared effective by the Securities and Exchange Commission. Terms of the securities will be set at the time of issuance. As of March 31, 2000, none of this debt or preferred stock had been issued.

Liquidity management includes monitoring current and projected cash flows, as well as economic forecasts for the industry. A liquidity contingency plan is in place which is designed to effectively manage potential liquidity concerns due to changes in interest rates, credit markets, or other external risks.

The Consolidated Statements of Cash Flows present the change in cash and due from banks from operating, investing and financing activities. During the first three months of 2000, net cash provided by operating activities totaled $201.8 million. Contributing to net cash provided by operating activities were the results of operations, plus noncash expenses, and proceeds from the sales of mortgages held for sale. Partially offsetting the contributions to operating cash were funds used to originate mortgage loans held for sale and noncash revenues.

Net cash used in investing activities totaled $1.3 billion. For the three months ended March 31, 2000, net cash used in transactions involving the investment portfolios totaled $654.8 million, while the loan portfolio used net cash $594.5 million.

Scheduled maturities and anticipated principal repayments of the available for sale and held to maturity securities portfolios will approximate $1.3 billion throughout the balance of 2000. In addition, all or part of the remaining securities available for sale could be sold, providing another source of liquidity. These sources can also be used to meet the funding needs during periods of loan growth.

Net cash provided by financing activities totaled $1.1 billion. During the first three months of 2000, other borrowed funds and long-term debt increased $601.7 million and deposits increased $523.2 million. These increases were partially offset by the payment of common stock dividends.

LOOKING AHEAD

This report contains certain forward-looking statements, either expressed or implied, which are provided to assist the reader to understand anticipated future financial performance. These forward-looking statements involve certain risks, uncertainties, estimates and assumptions made by management.

One of Summit Bancorp's primary objectives is to achieve balanced asset and revenue growth, and at the same time expand market presence and diversify the line of financial products. However, it is recognized that objectives, no matter how focused, are subject to factors beyond the control of Summit Bancorp which can impede our ability to achieve these goals.

Factors that may cause actual results to differ from those results expressed or implied include, but are not limited to, the interest rate environment and the overall economy, the ability of customers to repay their obligations, the adequacy of the allowance for loan losses, including realizable collateral valuations, charge offs and recoveries, the progress of integrating acquired financial institutions, competition and technological changes. Although management has taken certain steps to mitigate any negative effect of the above mentioned items, significant unfavorable changes could severely impact the assumptions used and have an adverse affect on profitability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Due to the nature of Summit Bancorp's business, market risk is primarily limited to its exposure to interest rate risk which is the impact that changes in interest rates would have on future earnings. The principal objective in managing interest rate risk is to maximize net interest income within the acceptable levels of risk established by policy. This risk can be reduced by various strategies, including the administration of liability costs, the reinvestment of asset maturities and the use of off-balance sheet financial instruments.

Interest rate risk is monitored through the use of simulation modeling techniques which apply alternative interest rate scenarios to periodic forecasts of future business activity and estimate the related impact to net interest income. The use of simulation modeling assists management in its continuing efforts to achieve earnings growth in varying interest rate environments.

Key assumptions in the model include anticipated prepayments on mortgage-related instruments, contractual cash flows and maturities of all financial instruments including derivatives, anticipated future business activity, deposit sensitivity, and changes in market conditions. Selected core deposit rates have not been changed based on the results of analysis of historical rate movements.

These assumptions are inherently uncertain and, as a result, these models cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management's strategies.

Based on the results of the interest simulation model, as of March 31, 2000, Summit Bancorp would expect a decrease of approximately $87.4 million in net interest income and an increase of approximately $73.6 million in net interest income if interest rates increase or decrease by 100 basis points, respectively, from current interest rates in an immediate and parallel shock over a twelve-month period. At December 31, 1999, Summit Bancorp expected a decrease of $74.2 million in net interest income and an increase of $66.5 million in net interest income if interest rates increased or decreased by 100 basis points, respectively. The interest simulation model does not include asset and liability strategies that could be deployed to mitigate the impact of changes in the interest rate environment.

Interest rate risk management efforts also involve the use of certain derivative financial instruments, primarily interest rate swaps, for the purpose of stabilizing net interest income in a changing interest rate environment. At March 31, 2000, the notional values of these instruments totaled $210.0 million. These derivatives resulted in an increase in net interest income of $0.1 million for the first three months of 2000. The cost to terminate these contracts at March 31, 2000, would have been $0.8 million.

Summit Bancorp has limited risks associated with foreign currencies, commodities or other marketable instruments.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

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

         Last reported on Form 10-K for the period ended December 31, 1999. On March 14, 2000, plaintiffs filed Notice of Appeal to the Appellate Division from the trial court's February 4, 2000, summary judgment, dismissing their common law claims. On March 30, 2000, the Bank filed Notice of Cross Appeal from the trial court's earlier decisions granting class certification, denying the Bank's motion to decertify the class, and extending dissemination of the class notice to borrowers of banks other than UJB South.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

 Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of the shareholders of Summit Bancorp was held April 14, 2000. The following is a brief description of each matter voted on at the meeting.

PROPOSAL 1 - ELECTION OF DIRECTORS

The following directors were nominated for election to the Board of Directors as Class I Directors for a three-year term: James C. Brady, T. J. Dermot Dunphy, Thomas H. Hamilton, Francis J. Mertz, T. Joseph Semrod and Douglas G. Watson.
Arthur J. Kania was nominated for election as a Class III Director for a two-year term.

PROPOSAL 2 - INDEPENDENT ACCOUNTANTS

Shareholders were presented with a proposal to ratify the selection of KPMG LLP, independent certified public accountants, to audit the consolidated financial statements of Summit Bancorp. and its subsidiaries for the year ending December 31, 2000.

The results of the voting at the annual meeting were as follows:

                                     SHARES

PROPOSAL                             FOR                        WITHHELD
-----------------------------------------------------------------------------
1 - Election of Directors
     James C. Brady               140,072,481                  6,185,691
     T.J. Dermot Dunphy           138,596,717                  7,661,455
     Thomas H. Hamilton           140,016,697                  6,241,475
     Arthur J. Kania              140,280,609                  5,977,563
     Francis J. Mertz             138,599,969                  7,658,203
     T. Joseph Semrod             138,070,863                  8,187,309
     Douglas G. Watson            125,068,550                 21,189,622

                                     FOR             AGAINST        ABSTAIN
-----------------------------------------------------------------------------
2 - Independent Accountants       141,743,902       2,785,382      1,728,888

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

          * (10) F. Management Incentive Plan, effective January 1, 1999.

          * (10) I. (iv) Release, Covenant Not to Sue, Non-Disclosure and Non-Solicitation Agreement between Robert G. Cox and Summit Bancorp dated as of April 18, 2000.

          (27) Summit Bancorp. Financial Data Schedule - March 31, 2000.

          * Management contract or compensatory plan or arrangement.

(b)       Reports on Form 8-K
          Not applicable.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SUMMIT BANCORP
                                   Registrant



       DATE: May 12, 2000 by:           /s/ PAUL V. STAHLIN
                                        -------------------
                                        PAUL V. STAHLIN
                                        Senior Vice President, Comptroller
                                        and Principal Accounting Officer
                                        (Duly Authorized Officer)

                                  EXHIBIT INDEX


     Exhibit No.                  Description


       (10)          * F. Management Incentive Plan, effective January 1, 1999.

       (10)          * I.  (iv) Release, Covenant Not To Sue, Non-Disclosure and
                       Non-Solicitation Agreement between Robert G. Cox and Summit Bancorp dated as of April 18, 2000.

       (27)          Summit Bancorp. Financial Data Schedule - March 31, 2000.

           * Management contract or compensatory plan or arrangement.