Form 10-Q
period 2000-06-30
SUMMIT BANCORP/NJ/
filed 2000-08-14
CIK 101320

===============================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended    June 30, 2000
                                     ------------------------------
                                       or

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

       As of July 31, 2000 there were 173,926,726 shares of common stock,
                          $.80 par value, outstanding.


================================================================================

                                 Summit Bancorp
                                    Form 10-Q
                                      Index
                                                                        Page No.
Part I    Financial Information

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets-
              June 30, 2000, December 31, 1999, and June 30, 1999...........  1

          Consolidated Statements of Income-
              Three and Six Months Ended June 30, 2000, and 1999............  2

          Consolidated Statements of Shareholders' Equity-
              Six  Months Ended June 30, 2000, and 1999.....................  3

           Consolidated Statements of Cash Flows-
              Six  Months Ended June 30, 2000, and 1999.....................  4

          Notes to Consolidated Financial Statements (unaudited)............  5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................  7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........ 22

Part II.  Other Information

Item 1.   Legal Proceedings................................................. 23

Item 2.   Changes in Securities and Use of Proceeds......................... 23

Item 3.   Defaults Upon Senior Securities................................... 23

Item 4.   Submissions of Matters to a Vote of Security Holders.............. 23

Item 5.   Other Information................................................. 23

Item 6.   Exhibits and Reports on Form 8-K.................................. 23

          Signature......................................................... 24

          Exhibit Index..................................................... 25

                                             Summit Bancorp and Subsidiaries
                                               Consolidated Balance Sheets
                                                        Unaudited
                                                     (In thousands)

                                                                           June 30,         Dec. 31,          June 30,
                                                                             2000             1999              1999
                                                                        ------------      ------------      ------------
Assets
Cash and due from banks                                                 $  1,192,496      $  1,160,577      $  1,009,863
Federal funds sold and securities purchased
    under agreements to resell                                                    --             5,000            16,463
Interest-bearing deposits with banks                                          26,845            32,870            15,297
Securities:
   Trading account                                                            26,554            20,118            18,990
   Available for sale                                                      6,226,991         5,199,121         4,375,966
   Held to maturity                                                        5,030,416         5,597,383         6,378,484
                                                                        ------------      ------------      ------------

    Total securities                                                      11,283,961        10,816,622        10,773,440
Loans (net of unearned discount):
   Commercial                                                              9,262,281         8,134,497         7,526,178
   Commercial mortgage                                                     3,189,847         3,174,370         2,897,752
   Residential mortgage                                                    5,795,174         5,747,927         5,488,340
   Consumer                                                                6,800,536         6,170,162         5,626,550
                                                                        ------------      ------------      ------------

        Total loans                                                       25,047,838        23,226,956        21,538,820
   Less: Allowance for loan losses                                           334,851           328,828           321,700
                                                                        ------------      ------------      ------------

        Net loans
                                                                          24,712,987        22,898,128        21,217,120
                                                                        ------------      ------------      ------------

Goodwill and other intangibles                                               565,337           519,362           316,610
Premises and equipment                                                       321,710           315,632           306,528
Accrued interest receivable                                                  249,311           214,797           202,306
Due from customers on acceptances                                             20,007            22,311            20,901
Other assets                                                                 612,478           393,676           347,232
                                                                        ------------      ------------      ------------

Total Assets                                                            $ 38,985,132      $ 36,378,975      $ 34,225,760
                                                                        ============      ============      ============

Liabilities and Shareholders' Equity
Deposits:
    Non-interest bearing demand deposits                                $  5,296,357      $  4,966,400      $  4,704,062
    Interest-bearing deposits:
        Savings and time deposits                                         20,043,841        18,653,398        18,054,408
        Commercial certificates of deposit $100,000 and over                 736,727         1,018,848           684,430
                                                                        ------------      ------------      ------------

            Total deposits                                                26,076,925        24,638,646        23,442,900
                                                                        ------------      ------------      ------------

Other borrowed funds                                                       5,883,846         4,593,064         3,734,712
Accrued expenses and other liabilities                                       337,558           357,152           343,443
Accrued interest payable                                                     110,937           100,845            80,413
Bank acceptances outstanding                                                  20,007            22,311            20,901
Long-term debt                                                             3,616,616         3,864,777         4,001,925
                                                                        ------------      ------------      ------------

    Total liabilities                                                     36,045,889        33,576,795        31,624,294
Shareholders' equity:
    Common stock par value $ .80:  Authorized 390,000 shares;
    issued 177,274; 177,471; and 177,523 shares                              141,819           141,977           142,018
    Surplus                                                                  913,019           959,934           966,429
    Retained earnings                                                      2,084,707         1,948,985         1,859,908
    Employee stock ownership plan obligation                                      --            (1,250)           (2,250)
    Accumulated other comprehensive loss, net of tax                        (112,611)          (85,841)          (39,478)

Common stock held in treasury, at cost (3,137; 4,825; 7,883 shares)          (87,691)         (161,625)         (325,161)
                                                                        ------------      ------------      ------------
       Total shareholders' equity                                          2,939,243         2,802,180         2,601,466
                                                                        ------------      ------------      ------------

Total Liabilities and Shareholders' Equity                              $ 38,985,132      $ 36,378,975      $ 34,225,760
                                                                        ============      ============      ============


                              See accompanying Notes to Consolidated Financial Statements.


                                        Summit Bancorp and Subsidiaries
                                       Consolidated Statements of Income
                                                   Unaudited
                                     (In thousands, except per share data)

                                                         Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
                                                      -------------------------     -------------------------
                                                          2000           1999           2000           1999
                                                      ----------     ----------     ----------     ----------
Interest Income
Loans                                                 $  501,521     $  407,045     $  970,643     $  810,712

Securities:
   Trading account                                           685            135          1,080            217
   Available for sale                                    108,166         60,069        203,041        119,630
   Held to maturity                                       81,746        100,850        167,211        197,390
                                                      ----------     ----------     ----------     ----------
     Total securities                                    190,597        161,054        371,332        317,237
Other interest income                                        945            612          1,636          1,207
                                                      ----------     ----------     ----------     ----------
     Total interest income                               693,063        568,711      1,343,611      1,129,156
                                                      ----------     ----------     ----------     ----------

Interest Expense
   Savings and time deposits                             196,107        157,347        371,540        308,749
   Commercial certificates of deposit
        $100,000 and over                                 12,365          9,460         25,664         21,035
   Borrowed funds, including long-term debt              140,709         93,313        266,618        185,437
                                                      ----------     ----------     ----------     ----------
     Total interest expense                              349,181        260,120        663,822        515,221
                                                      ----------     ----------     ----------     ----------
     Net interest income                                 343,882        308,591        679,789        613,935
   Provision for loan losses                              24,500         16,500         44,500         33,000
                                                      ----------     ----------     ----------     ----------
     Net interest income after
        provision for loan losses                        319,382        292,091        635,289        580,935
                                                      ----------     ----------     ----------     ----------
Non-Interest Income
   Service charges on deposit accounts                    31,862         29,567         63,407         59,643
   Service and loan fee income                            19,611         16,011         35,366         31,635
   Insurance service fees                                 14,791          8,370         25,595         16,240
   Trust income                                           13,686         12,844         27,458         24,770
   Retail investment fees                                 10,820         10,612         23,559         20,770
   Securities gains                                        2,761          2,094          2,846          2,311
   Other                                                  21,237         16,429         38,270         38,715
                                                      ----------     ----------     ----------     ----------
     Total non-interest Income                           114,768         95,927        216,501        194,084
                                                      ----------     ----------     ----------     ----------
Non-Interest Expenses
   Salaries                                               93,438         82,606        181,402        162,932
   Pension and other employee benefits                    32,285         29,132         62,557         59,149
   Furniture and equipment                                25,486         22,517         50,935         44,968
   Occupancy, net                                         21,400         19,263         43,535         39,098
   Amortization of goodwill and other intangibles          9,912          6,468         18,912         12,339
   Communications                                          9,405          9,696         18,919         19,314
   Advertising and public relations                        6,193          5,927         12,337         11,455
   Other                                                  39,007         31,607         77,370         63,398
                                                      ----------     ----------     ----------     ----------
     Total non-interest expenses                         237,126        207,216        465,967        412,653
                                                      ----------     ----------     ----------     ----------
Net Income before taxes                                  197,024        180,802        385,823        362,366
   Federal and state income taxes                         66,922         60,465        130,808        123,288
                                                      ----------     ----------     ----------     ----------
Net Income                                            $  130,102     $  120,337     $  255,015     $  239,078
                                                      ==========     ==========     ==========     ==========
Net Income per Common Share:
     Basic                                            $     0.74     $     0.71     $     1.46     $     1.39
     Diluted                                                0.74           0.70           1.46           1.38

Average Common Shares Outstanding:
     Basic                                               175,304        170,656        174,243        172,216
     Diluted                                             176,293        172,282        175,245        173,861


                         See accompanying Notes to Consolidated Financial Statements.


                                                   Summit Bancorp and Subsidiaries
                                           Consolidated Statements of Shareholders' Equity
                                                              Unaudited
                                                           (In thousands)

                                                                                               Accum. Other                Total
                                                 Common                  Retained     ESOP    Comprehensive  Treasury  Shareholders'
                                                  Stock      Surplus     Earnings  Obligation Income (Loss)   Stock       Equity
Balance, December 31, 1998                      $142,106   $1,013,393   $1,728,135   $(3,394)   $12,087   $(169,900)   $2,722,427
Comprehensive income:
  Net income                                          --           --      239,078        --         --          --       239,078
  Unrealized loss on securities arising
    during the period (net of tax $27,350)            --           --           --        --    (53,090)         --
  Less: Reclassification adjustment for gains
    included in net income (net of tax $786)          --           --           --        --      1,525          --
                                                                                               --------
  Net unrealized loss on securities arising
    during the period (net of tax $26,564)                                                      (51,565)                  (51,565)
                                                                                                                       -----------
  Total comprehensive income                          --           --           --        --         --          --       187,513
Cash dividend declared on common stock                --           --     (107,305)       --         --          --      (107,305)
Employee stock plans (877 shares)                    (88)     (48,531)          --        --         --      37,630       (10,989)
Treasury shares issued for
   acquisitions (1,131 shares)                        --        1,567           --        --         --      47,079        48,646
Purchase of common stock (6,018 shares)               --           --           --        --         --    (239,970)     (239,970)
ESOP debt repayment                                   --           --           --     1,144         --          --         1,144
                                              -----------------------------------------------------------------------------------
Balance, June 30, 1999                          $142,018     $966,429   $1,859,908   $(2,250)  $(39,478)  $(325,161)   $2,601,466
                                              ===================================================================================

Balance, December 31, 1999                      $141,977     $959,934   $1,948,985   $(1,250)  $(85,841)  $(161,625)   $2,802,180
Comprehensive income:
  Net income                                          --           --      255,015        --         --          --       255,015
  Unrealized loss on securities arising
    during the period (net of tax $14,759)            --           --           --        --    (28,648)         --
  Less: Reclassification adjustment for gains
    included in net income (net of tax $968)          --           --           --        --      1,878          --
                                                                                               --------
  Net unrealized loss on securities arising
   during the period (net of tax $13,791)             --           --           --        --    (26,770)         --       (26,770)
                                                                                                                        ---------
  Total comprehensive income                          --           --           --        --         --          --       228,245
Cash dividend declared on common stock                --           --     (119,293)       --         --          --      (119,293)
Shares issued for employee stock
   plans (957 shares)                               (158)     (20,757)          --        --         --      29,945         9,030
Treasury shares issued for
   acquisitions (3,912 shares)                        --      (26,158)          --        --         --     129,903       103,745
Purchase of common  stock (3,181 shares)              --           --           --        --         --     (85,914)      (85,914)
ESOP debt repayment                                   --           --           --     1,250         --          --         1,250
                                              -----------------------------------------------------------------------------------
Balance, June 30, 2000                          $141,819     $913,019   $2,084,707     $  --  $(112,611)   $(87,691)   $2,939,243
                                              ===================================================================================

See accompanying Notes to Consolidated Financial Statements.

                                      Summit Bancorp and Subsidiaries
                                   Consolidated Statements of Cash Flows
                                                 Unaudited
                                              (In thousands)

                                                                                  Six Months Ended
                                                                                     June 30
                                                                          -------------------------------
Operating Activities                                                           2000                1999
                                                                          -----------         -----------
  Net income                                                              $   255,015         $   239,078
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses                                               44,500              33,000
       Depreciation, amortization and accretion, net                           42,461              35,108
       Gains on sales of securities
                                                                               (2,846)             (2,311)
       Gains on sales of mortgages held for sale
                                                                               (3,194)            (10,756)
       Gains on sales of other real estate owned
                                                                               (1,738)               (988)
       Proceeds from the sales of other real estate owned                       5,173
                                                                                                    6,338
       Proceeds from the sales of mortgages held for sale                     173,143             463,476
       Originations of mortgages held for sale
                                                                             (198,822)           (480,013)
       Net increase in trading account securities
                                                                               (6,436)             (6,437)
       Net change in other accrued and deferred income and expense
                                                                              (44,383)            (48,612)
                                                                          -----------         -----------
          Net cash provided by operating activities                           262,873             227,883
                                                                          -----------         -----------
Investing Activities
  Purchases of securities held to maturity                                       (760)         (1,630,736)
  Purchases of securities available for sale                               (1,461,748)         (2,039,333)
  Proceeds from maturities of securities held to maturity                     614,493           1,273,983
  Proceeds from maturities of securities available for sale                   418,774           1,068,731
  Proceeds from sales of securities available for sale                         35,488             533,850
  Net decrease in Federal funds sold, securities purchased under
     agreements to resell and interest bearing deposits with banks             19,570              28,629
  Net increase in loans                                                    (1,575,068)           (330,514)
  Purchases of premises and equipment, net                                    (45,580)            (39,799)
  Purchase of corporate owned life insurance                                 (192,376)                 --
                                                                          -----------         -----------
          Net cash used in investing activities                            (2,187,207)         (1,135,189)
                                                                          -----------         -----------
Financing Activities
  Net increase in deposits                                                  1,134,941             143,882
  Net increase in short-term borrowings                                     1,303,532             544,724
  Principal payments on long-term debt                                       (813,748)            (72,737)
  Proceeds from the issuance of long-term debt                                511,375             501,860
  Dividends paid                                                             (115,181)           (104,044)
  Purchase of common stock                                                    (85,914)           (239,970)
  Proceeds from issuance of common stock under stock option plans               6,409               7,099
                                                                          -----------         -----------
          Net cash provided by financing activities                         1,941,414             780,814
                                                                          -----------         -----------
Increase (decrease) in cash and due from banks                                 17,080            (126,492)
Beginning cash balance of acquired entities                                    14,839               6,496
Cash and due from banks at beginning of period                              1,160,577           1,129,859
                                                                          -----------         -----------
Cash and due from banks at end of period                                  $ 1,192,496         $ 1,009,863
                                                                          ===========         ===========

Supplemental disclosure of cash flow information
Cash paid:
     Interest payments                                                    $   653,730         $   529,238
     Income tax payments                                                      134,222              84,942
Noncash investing activities:
     Net transfer of loans to other real estate owned                           1,250               5,986


                         Summit Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.) Basis of Presentation

The accompanying financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated financial position of Summit Bancorp and subsidiaries ("Summit Bancorp"), and its consolidated results of operations, changes in shareholders' equity and changes in cash flows. All significant intercompany accounts and transactions have been eliminated in consolidation. In all material respects, the financial statements presented comply with the current reporting requirements of supervisory authorities. Certain prior period amounts have been reclassified to conform to the financial statement presentation of 2000. For additional
information  and  disclosures   required  under  generally  accepted  accounting
principles,  reference is made to Summit  Bancorp's  1999 Annual  Report on Form
10-K.

2.) Acquisitions

On March 29, 2000, Summit Bancorp completed the acquisition of NMBT Corp. ("NMBT"). NMBT was headquartered in New Milford, Connecticut and operated ten branches in western Connecticut with $430.0 million in assets. This acquisition was accounted for as a purchase, with the issuance of 2.6 million shares of treasury stock. The cost in excess of the fair value of net assets acquired resulted in goodwill and other intangibles of $36.6 million which is being amortized over a 20 year period.

On March 17, 2000, Summit Bancorp completed its acquisition of selected assets of Patgo Insurance Agency, Inc., Patgo South, Inc., Patgo International, Inc. and Crown Insurance Agency, Inc. These companies provide both property and casualty insurance and group benefit services. This acquisition was accounted for as a purchase with the cost in excess of the fair value of net assets acquired resulting in goodwill and other intangibles of $4.3 million which is being amortized over a 10 year period.

On February 29, 2000, Summit Bancorp completed its acquisition of Meeker Sharkey Financial Group. Meeker Sharkey Financial Group offers an array of property and casualty products, group health insurance benefits and retirement plan services. This transaction was accounted for as a purchase with the issuance of 1.3 million shares of treasury stock. The cost in excess of the fair value of net assets acquired resulted in goodwill and other intangibles of $24.1 million which is being amortized over a 10 year period.

On August 1, 1999, Summit Bancorp completed the acquisition of Prime Bancorp Inc. Prime Bancorp was headquartered in Fort Washington, Pennsylvania and operated 27 branches in the greater Philadelphia area with $1.1 billion in assets. This acquisition was accounted for as a purchase, with the issuance of
7.4 million shares of treasury stock. The cost in excess of the fair value of net assets acquired resulted in goodwill and other intangibles of $220.5 million which is being amortized over a 20 year period.

On March 31, 1999, Summit Bancorp completed the acquisition of New Canaan Bank and Trust Company. New Canaan Bank and Trust Company was headquartered in New Canaan, Connecticut and operated four branches with $182.0 million in assets. This acquisition was accounted for as a purchase, with the issuance of 1.1 million shares of treasury stock. The cost in excess of the fair value of net assets acquired resulted in goodwill and other intangibles of $35.1 million which is being amortized over a 20 year period.

3.) Net Income per Common Share

Basic net income per common share is calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per common share is computed similarly to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common share equivalents, principally stock options, were issued during the reporting period.

---------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                   Three Months Ended June 30,       Six Months Ended June 30,
---------------------------------------------------------------------------------------------------------------------
                                                            2000            1999            2000           1999
---------------------------------------------------------------------------------------------------------------------
Net Income                                                $  130,102        $ 120,337      $  255,015   $    239,078
=====================================================================================================================
Basic weighted-average common shares outstanding             175,304          170,656         174,243        172,216
Plus: Common stock equivalents                                   989            1,626           1,002          1,645
---------------------------------------------------------------------------------------------------------------------
Diluted weighted-average common shares outstanding           176,293          172,282         175,245        173,861
=====================================================================================================================
Net Income per Common Share:
Basic                                                     $     0.74        $   0.71       $     1.46   $       1.39
Diluted                                                         0.74            0.70             1.46           1.38
=====================================================================================================================


4.) Restructuring Charges

During the fourth quarter of 1999, a restructuring charge of $27.9 million pretax, ($17.1 million, or $0.10 per diluted share after tax) was recorded in conjunction with the realignment of key lines of business and lines of support. The realignment eliminated approximately 260 positions. Employees affected by the realignment were notified at the time of the restructure. The table below displays the status of accrual reserves for business restructuring charges at June 30, 2000. The majority of the restructuring charge is expected to be utilized by year-end December 31, 2000.

--------------------------------------------------------------------------------------------------------
Restructuring Charges
(In millions)
--------------------------------------------------------------------------------------------------------
                                                           Recorded        Utilization       Remaining
Type of cost                                              Liability          to date         Liability
--------------------------------------------------------------------------------------------------------
Severance and benefits                                    $     26.1         $   18.3         $    7.8
Real estate and other                                            1.8              0.4              1.4
--------------------------------------------------------------------------------------------------------
  Total                                                   $     27.9         $   18.7         $   9.2
--------------------------------------------------------------------------------------------------------

5.) Recent Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." This statement delays the effective date of FASB Statement No. 133 one year. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. This statement is now effective for all fiscal years beginning after June 15, 2000, on a prospective basis. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of Summit Bancorp.

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

FINANCIAL CONDITION

Total assets at June 30, 2000, were $39.0 billion, an increase of $2.6 billion, or 7.2 percent, from year-end 1999. The growth came most notably from the loan portfolios and was generally funded with increases in savings and time deposits and other borrowed funds. The increase in total assets attributable to acquisitions was approximately $430.0 million.

Total securities at June 30, 2000, were $11.3 billion, an increase of $467.3 million, or 4.3 percent, from year-end 1999. The growth in total securities due to acquisitions was $101.8 million. Securities held to maturity, which are carried at amortized historical cost, are investments for which there is a positive intent and ability to hold to maturity. Securities held to maturity at June 30, 2000, were $5.0 billion and were comprised of U.S. Government and Federal agency securities totaling $3.3 billion, other securities, predominately corporate collateralized mortgage obligations ("CMOs") totaling $1.6 billion, and securities of state and political subdivisions totaling $103.2 million. Held to maturity securities decreased $567.0 million, or 10.1 percent, from year-end 1999 due primarily to principal repayments and maturities of $614.5 million. These funds were reinvested in securities available for sale. At June 30, 2000, and December 31, 1999, net unrealized losses on securities held to maturity amounted to $194.4 million and $209.3 million, respectively.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is initiated primarily to manage liquidity and interest rate risk and to take advantage of certain market conditions. At June 30, 2000, securities available for sale amounted to $6.2 billion and were predominately comprised of $4.6 billion of U.S. Government and Federal agency securities and $1.3 billion of CMOs. Total available for sale securities increased $1.0 billion, or 19.8 percent, from year-end 1999. The increase resulted primarily from $1.5 billion in purchases partially offset by sales and maturities of $454.3 million. These purchases were partially funded by the cash flows from the securities held to maturity portfolio.

The loan portfolio, which represents Summit's largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. Summit's lending strategy stresses portfolio diversification by product, geography, and industry. At June 30, 2000, total loans amounted to $25.1 billion, an increase of $1.8 billion, or 7.8 percent, from year-end 1999. The growth in total loans due to acquisitions was $269.3 million. The largest increases were in commercial and consumer loans which grew $1.1 billion and $630.4 million respectively. Additionally, residential mortgages grew $47.2 million and commercial mortgages increased $15.5 million. The increase in commercial loans was primarily related to loan growth in commercial and industrial, syndicated loans and the food, media and large corporate portfolios. The increase in the consumer loan portfolio was primarily attributed to home equity loan promotions and purchases of home equity loans. Residential mortgages totaling $157 million were sold in June 2000. Mortgage loans held for sale amounted to $51.1 million and $65.5 million for the periods ended June 30, 2000, and December 31, 1999, respectively.

Other assets increased $218.8 million, or 55.6 percent, from year-end 1999. The increase was primarily related to the purchase of $192.4 million in corporate owned life insurance in June 2000.

Deposits, which include non-interest bearing demand deposits and interest-bearing savings and time deposits, are a fundamental source of funding. Summit offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. Total deposits were $26.1 billion at June 30, 2000, an increase of $1.4 billion, or 5.8 percent, from December 31, 1999. Acquisitions during the period contributed

$303.3 million to the increase. Savings and time deposits at $20.0 billion, increased $1.4 billion, or 7.5 percent, from December 31, 1999. The growth came most notably from retail certificates of deposit which increased $1.1 billion from December 31, 1999, as a result of the introduction of several new certificate of deposit products. In addition, Summit's cash management solution, the Summit Navigator Account, increased $806.8 million, or 27.1 percent, from year-end 1999. The Summit Navigator Account is a relationship sweep account that combines banking, investment, and brokerage services into one account. These increases more than offset the decline of $519.3 million in other deposit products largely resulting from a shift the deposit mix. Demand deposits also increased by $330.0 million, or 6.6 percent, from year-end 1999 to total $5.3 billion at June 30, 2000. The increase in demand deposits came mainly from business and personal accounts. Partially offsetting these deposit increases was a decline in commercial certificates of deposit $100,000 and over of $282.1 million, or 27.7 percent, compared to December 31, 1999, related to using alternative funding sources to support balance sheet growth.

Other  borrowed  funds are mainly  comprised of repurchase  agreements,  Federal funds purchased, Federal Home Loan Bank borrowings ("FHLB"), and other short-term borrowings. Other borrowed funds totaled $5.9 billion at June 30, 2000, an increase of $1.3 billion, or 28.1 percent, from December 31, 1999. The increase in other borrowed funds is the result of asset growth and a change in funding mix.

Total long-term debt was $3.6 billion at June 30, 2000, a decrease of $248.2 million, or 6.4 percent, from year-end 1999. The decrease was primarily due to a shift in the funding mix.

Total shareholders' equity at June 30, 2000, was $2.9 billion, an increase of $137.1 million, or 4.9 percent, from December 31, 1999. The increase was primarily attributed to retained profits and the issuance of treasury stock for acquisitions. Treasury stock at June 30, 2000, amounted to $87.7 million, a reduction of $73.9 million, or 45.7 percent, compared to December 31, 1999, and was comprised of 3,136,633 shares. The reduction in treasury stock was the result of the issuance of shares for the purchase acquisitions of NMBT and Meeker Sharkey Financial Group. Treasury shares on hand will be used for acquisitions, employee benefit plans, and general corporate purposes. Included in shareholders' equity at June 30, 2000, was accumulated other comprehensive loss, net of tax, totaling $112.6 million, compared to a loss of $85.8 million at year-end 1999. Accumulated other comprehensive loss is comprised principally of unrealized gains and losses, net of tax, on securities available for sale. The increase in accumulated other comprehensive loss was due to the decline in the market value of Summit's fixed income securities caused by the rising rate environment.

Summit Bancorp's capital ratios for June 30, 2000, compared to select prior periods and regulatory requirements, are shown in the following table. Summit Bancorp's bank subsidiaries met the well-capitalized requirements for each of the periods presented. The decreases in the ratios at June 30, 2000, were principally attributable to asset growth.

---------------------------------------------------------------------------------------------------------
                                                                             Minimum
                                   June 30,        Dec.31,      June 30,     Required          Well
Selected Capital Ratios:             2000           1999          1999       Capital       Capitalized
---------------------------------------------------------------------------------------------------------
           Equity to assets          7.54 %         7.70 %        7.60 %        -- %             -- %
           Leverage ratio            6.95           7.06          7.47        3.00             5.00
           Tier I capital            9.03           9.46          9.97        4.00             6.00
           Total risk-based         10.49          11.06         11.76        8.00            10.00
           capital
---------------------------------------------------------------------------------------------------------

Non-performing Assets

Non-performing assets include non-performing loans and other real estate owned ("OREO") and are shown in the following table as of the dates indicated.

---------------------------------------------------------------------------------------------------------
Non-performing Assets                                      June 30,          Dec. 31,        June 30,
(In thousands)                                               2000              1999            1999
---------------------------------------------------------------------------------------------------------
Non-performing loans:
 Commercial and industrial                                 $ 91,328         $ 78,303         $ 76,737
 Commercial mortgage                                         21,846           18,480           11,764
  Construction and development                                2,085            3,538            6,324
---------------------------------------------------------------------------------------------------------
   Non-performing loans                                     115,259          100,321           94,825
OREO, net                                                     4,661            6,881            6,342
---------------------------------------------------------------------------------------------------------
   Non-performing assets                                   $119,920         $107,202         $101,167
---------------------------------------------------------------------------------------------------------
Loans, not included above, past due 90 days or more        $ 46,607         $ 41,378         $ 37,674
---------------------------------------------------------------------------------------------------------
Non-performing loans to total loans                            0.46%            0.43%            0.44%
Non-performing assets to total loans and OREO                  0.48             0.46             0.47
---------------------------------------------------------------------------------------------------------

Average non-performing loans were $103.4 million and $83.5 million for the six months ended June 30, 2000, and June 30, 1999, respectively. Interest income received on non-performing loans amounted to $0.6 million for the six months ended June 30, 2000, compared to $1.2 million for the six months ended June 30, 1999.

Loans which are past due 90 days or more but are not included in non-performing assets are primarily residential mortgage and consumer loans which are well secured and in the process of collection.

Potential problem loans, which are excluded from non-performing assets, are loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans amounted to $46.7 million at June 30, 2000, compared to $11.9 million and $64.5 million at December 31, 1999, and June 30, 1999, respectively.

Allowance for Loan Losses

The allowance for loan losses is a valuation reserve available for losses incurred or inherent in the loan portfolio and other extensions of credit. Credit losses arise primarily from the loan portfolio, but may also be derived from other credit-related sources including commitments and other extensions of credit, guarantees, and standby letters of credit. Additions are made to the allowance through periodic provisions, which are charged to expense. All losses of principal are charged to the allowance when incurred or when a determination is made that a loss is expected. Subsequent recoveries, if any, are credited to the allowance.

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

Specific reserves are determined through assessment of the borrower's ability to repay and the fair value of the underlying collateral, for collateral dependent loans, for each non-performing loan. If the carrying value of a loan exceeds the discounted expected cash flows or the value of the underlying collateral, the excess is specifically reserved or charged off. The level of specific reserves is generally the smallest component of the allowance for loan losses.

The calculation of the general reserve involves several steps. An historical loss factor is applied to each loan and unused commitment by business segment and loan grade. The historical loss factors are calculated using a trailing six quarter loss migration analysis. Adjustments are then made to the historical loss factors based on six quantitative objective elements (delinquency, non-performing assets, watch lists, charge offs, concentrations of credit, and recoveries) and three subjective elements (economic conditions, the rating assigned by the internal credit audit department, and other factors). This methodology is applied to the commercial portfolio. The methodology for the retail portfolio involves a six quarter loss migration analysis which may be adjusted due to rising trends or charge offs. For the commercial loan portfolios, the historical loss factor, inclusive of the adjustment, is then compared to minimum reserve levels for each loan grade. The larger of the two factors is used in the determination of the reserves. The reserves calculated for the residential and consumer loans employ an historical six quarter migration analysis.

The last component of the loan loss reserve is the unallocated reserve. The unallocated reserve is based upon management's evaluation of the underlying inherent risk in the loan portfolio. The analysis of the appropriate level of reserves, in the aggregate, is based on the level of specific and general reserves previously discussed and is also inclusive of: industry concentrations, delinquency trends, economic trends, loan growth relative to the overall allowance, the level of substandard assets, and the amount of allocated and unallocated reserves relative to the total loan portfolio. The unallocated portion of the allowance for loan losses, in excess of specific and general reserves, was $134.1 million at June 30, 2000, compared to $119.8 million at December 31, 1999.

The provision for loan losses for the second quarter of 2000 was $24.5 million, a $8.0 million increase from the same period a year ago. The increase in the provision for loan losses for the three months ended June 30, 2000, was primarily attributed to loan growth and an increase in the level of charge offs. The provision for loan losses is charged to expense to bring the allowance for loan losses to a level deemed appropriate by management to cover the credit risk inherent in the loan portfolio. The provision for loan losses may vary from quarter to quarter due to loan growth, the level of charge offs, or an increase in the inherent risk in the loan portfolio. The allowance as a percentage of total loans was 1.34 percent at June 30, 2000, compared to 1.42 percent and 1.49 percent at December 31, 1999, and June 30, 1999, respectively.

The following tables show the transactions in the allowance for loan losses, by loan category, for the three and six month periods ended June 30, 2000, and June 30, 1999, and selected loan quality ratios for the periods ended June 30, 2000, December 31, 1999, and June 30, 1999.

----------------------------------------------------------------------------------------------------------------
Allowance for Loan Losses                                   Three Months Ended               Six Months Ended
                                                                  June 30,                       June 30,
(In thousands)                                             2000            1999             2000          1999
----------------------------------------------------------------------------------------------------------------
Balance, beginning of period                             $332,755       $328,302         $328,828      $322,814
Allowance of acquired institutions                             --             --            4,357         2,140
Provision for loan losses                                  24,500         16,500           44,500        33,000
----------------------------------------------------------------------------------------------------------------
                                                          357,255        344,802          377,685       357,954

----------------------------------------------------------------------------------------------------------------
Loans charged off:
    Commercial and industrial                              19,417         20,268           39,441        28,399
    Construction and development                               --             --               --            13
    Commercial mortgage                                       235          1,070              258         2,272
    Residential mortgage                                      895            322            1,979         2,948
    Consumer                                                6,397          7,178           12,650        15,165
----------------------------------------------------------------------------------------------------------------
             Total loans charged off                       26,944         28,838           54,328        48,797
----------------------------------------------------------------------------------------------------------------
Recoveries:
    Commercial and industrial                               2,637          2,348            7,344         5,865
    Construction and development                               38            452               38           847
    Commercial mortgage                                        11            193               39           741
    Residential mortgage                                       90            116              150           435
    Consumer                                                1,764          2,627            3,923         4,655
----------------------------------------------------------------------------------------------------------------
             Total recoveries                               4,540          5,736           11,494        12,543
----------------------------------------------------------------------------------------------------------------
Net charge offs                                            22,404         23,102           42,834        36,254
----------------------------------------------------------------------------------------------------------------
Balance, end of period                                   $334,851       $321,700         $334,851      $321,700
================================================================================================================

Selected Loan Quality Ratios
-------------------------------------------------------------------------------
                                         June 30,       Dec. 31,       June 30,
                                          2000            1999           1999
-------------------------------------------------------------------------------
Net charge offs to average loans:
     Quarter-to-date                       0.37 %         0.32 %         0.44 %
     Year-to-date                          0.36           0.61           0.34
Allowance for loan losses to:
     Total loans at period end             1.34 %         1.42 %         1.49 %
     Non-performing loans                290.60         327.78         339.26
     Non-performing assets               279.23         306.74         317.99
-------------------------------------------------------------------------------

                                               Summit Bancorp and Subsidiaries
                            Consolidated Average Balance Sheets with Resultant Interest and Rates
                                                          Unaudited
                                        (Tax-equivalent basis, dollars in thousands)

                                                                         Three Months Ended
                                          ---------------------------------------------------------------------------------
                                                       June 30, 2000                              June 30, 1999
                                          ----------------------------------------      -----------------------------------
                                            Average                      Average         Average                   Average
                                            Balance        Interest        Rate          Balance      Interest      Rate
                                          -------------    --------      ---------      -----------   ---------    --------
Assets
Interest-earning assets:
  Federal funds sold and securities
     purchased  under agreements to resell   $  12,435        $197           6.37%         $29,167        $350        4.81%
  Interest-bearing deposits with banks          53,395         748           5.63           23,716         262        4.43
  Securities:
    Trading account                             26,650         764          11.53           11,222         183        6.54
    Available for sale                       6,225,320     108,378           6.96        3,988,952      60,357        6.05
    Held to maturity                         5,202,509      82,525           6.35        6,551,577     101,871        6.22
                                          -------------    --------      ---------      -----------   ---------    --------
      Total securities                      11,454,479     191,667           6.69       10,551,751     162,411        6.16
                                          -------------    --------      ---------      -----------   ---------    --------
  Loans, net of unearned discount:
    Commercial                               8,796,398     192,859           8.82        7,377,701     141,791        7.71
    Commercial mortgage                      3,195,807      64,462           8.07        2,895,640      58,054        8.02
    Residential mortgage                     5,937,077     107,466           7.24        5,536,378      98,631        7.13
    Consumer                                 6,540,821     137,870           8.48        5,458,995     109,760        8.06
                                          -------------    --------      ---------      -----------   ---------    --------
      Total loans                           24,470,103     502,657           8.26       21,268,714     408,236        7.70
                                          -------------    --------      ---------      -----------   ---------    --------
      Total interest-earning assets         35,990,412     695,269           7.77       31,873,348     571,259        7.19
                                          -------------    --------      ---------      -----------   ---------    --------
Non-interest earning assets:
  Cash and due from banks                    1,064,320                                     958,692
  Allowance for loan losses                   (333,868)                                   (330,913)
  Other assets                               1,573,712                                   1,175,609
                                          -------------                                 -----------
      Total non-interest earning assets      2,304,164                                   1,803,388
                                          -------------                                 -----------
Total Assets                            $   38,294,576                               $  33,676,736
                                          =============                                 ===========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Savings deposits                      $   11,938,079      89,273           3.01    $  11,021,772      71,216        2.59
  Time deposits                              7,795,202     106,834           5.51        6,948,494      86,131        4.97
  Commercial certificates of
    deposit $100,000 and over                  831,695      12,365           5.98          797,238       9,460        4.76
                                          -------------    --------      ---------      -----------   ---------    --------
      Total interest-bearing deposits       20,564,976     208,472           4.08       18,767,504     166,807        3.56
                                          -------------    --------      ---------      -----------   ---------    --------
Other borrowed funds                         5,654,775      87,646           6.23        3,259,556      38,642        4.76
Long-term debt                               3,676,231      53,063           5.77        3,975,757      54,671        5.50
                                          -------------    --------      ---------      -----------   ---------    --------
      Total interest-bearing liabilities    29,895,982     349,181           4.70       26,002,817     260,120        4.01
                                          -------------    --------      ---------      -----------   ---------    --------
Non-interest bearing liabilities:
  Demand deposits                            4,992,286                                   4,520,254
  Other liabilities                            488,756                                     518,481
                                          -------------                                 -----------
      Total non-interest bearing
        liabilities                          5,481,042                                   5,038,735
  Shareholders' equity                       2,917,552                                   2,635,184
                                          -------------                                 -----------
Total Liabilities and
     Shareholders' Equity                 $ 38,294,576                                 $33,676,736
                                          =============                                 ===========

Net Interest Spread                                        346,088           3.07 %                    311,139        3.18 %
                                                                         =========                                 ========
Tax-equivalent basis adjustment                             (2,206)                                     (2,548)
                                                           --------                                   ---------
Net Interest Income                                    $   343,882                                  $  308,591
                                                           ========                                   =========
Net Interest Margin                                                          3.87 %                                   3.92 %
                                                                         =========                                 ========

                                                 Summit Bancorp and Subsidiaries
                              Consolidated Average Balance Sheets with Resultant Interest and Rates
                                                            Unaudited
                                          (Tax-equivalent basis, dollars in thousands)

                                                                             Six Months Ended
                                             ----------------------------------------------------------------------------------
                                                         June 30, 2000                                June 30, 1999
                                             ---------------------------------------       ------------------------------------
                                              Average                       Average         Average                   Average
                                              Balance        Interest        Rate           Balance      Interest       Rate
                                             -----------     ---------      --------       -----------   ----------   ---------
Assets
Interest-earning assets:
  Federal funds sold and securities
      purchased under agreements
      to resell                           $      11,499    $      331          5.79 %    $     19,959  $       495        5.00 %
  Interest-bearing deposits with banks           48,493         1,305          5.41            28,699          712        5.00
  Securities:
    Trading account                              23,646         1,190         10.12            10,599          286        5.44
    Available for sale                        5,964,448       203,466          6.82         3,973,019      120,308        6.06
    Held to maturity                          5,326,216       168,806          6.34         6,389,949      199,458        6.24
                                             -----------     ---------      --------       -----------   ----------   ---------
      Total securities                       11,314,310       373,462          6.60        10,373,567      320,052        6.17
                                             -----------     ---------      --------       -----------   ----------   ---------
  Loans, net of unearned discount:
    Commercial                                8,523,884       366,295          8.64         7,268,132      278,854        7.74
    Commercial mortgage                       3,174,450       127,888          8.06         2,885,058      115,567        8.01
    Residential mortgage                      5,842,370       210,832          7.22         5,626,686      200,478        7.13
    Consumer                                  6,412,266       267,896          8.40         5,438,268      218,432        8.10
                                             -----------     ---------      --------       -----------   ----------   ---------
      Total loans                            23,952,970       972,911          8.17        21,218,144      813,331        7.73
                                             -----------     ---------      --------       -----------   ----------   ---------
      Total interest-earning assets          35,327,272     1,348,009          7.67        31,640,369    1,134,590        7.23
                                             -----------     ---------      --------       -----------   ----------   ---------
Non-interest earning assets:
  Cash and due from banks                     1,052,415                                       956,857
  Allowance for loan losses                    (331,635)                                     (328,133)
  Other assets                                1,529,430                                     1,149,459
                                             -----------                                   -----------
      Total non-interest earning assets       2,250,210                                     1,778,183
                                             -----------                                   -----------
Total Assets                              $  37,577,482                                 $  33,418,552
                                             ===========                                   ===========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Savings deposits                        $  11,799,439       172,984          2.95     $  10,661,577      133,105        2.52
  Time deposits                               7,449,612       198,556          5.36         7,035,370      175,644        5.03
  Commercial certificates of
    deposit $100,000 and over                   895,085        25,664          5.77           885,793       21,035        4.79
                                             -----------     ---------      --------       -----------   ----------   ---------
      Total interest-bearing deposits        20,144,136       397,204          3.97        18,582,740      329,784        3.58
                                             -----------     ---------      --------       -----------   ----------   ---------
Other borrowed funds                          5,372,636       159,997          5.99         3,335,296       80,129        4.84
Long-term debt                                3,771,564       106,621          5.65         3,831,036      105,308        5.50
                                             -----------     ---------      --------       -----------   ----------   ---------
      Total interest-bearing liabilities     29,288,336       663,822          4.56        25,749,072      515,221        4.04
                                             -----------     ---------      --------       -----------   ----------   ---------
Non-interest bearing liabilities:
  Demand deposits                             4,924,013                                     4,487,984
  Other liabilities                             489,890                                       498,354
                                             -----------                                   -----------
   Total non-interest bearing liabilities     5,413,903                                     4,986,338

  Shareholders' equity                        2,875,243                                     2,683,142
                                             -----------                                   -----------
Total Liabilities and
  Shareholders' Equity                    $  37,577,482                                 $  33,418,552
                                             ===========                                   ===========

Net Interest Spread                                           684,187          3.11 %                      619,369        3.19 %
                                                                            ========                                  =========
Tax-equivalent basis adjustment                                (4,398)                                      (5,434)
                                                             ---------                                   ----------
Net Interest Income                                     $     679,789                                  $   613,935
                                                             =========                                   ==========
Net Interest Margin                                                            3.89 %                                     3.95 %
                                                                            ========                                  =========

RESULTS OF OPERATIONS


Net income for the quarter ended June 30, 2000, was $130.1 million, or $0.74 per basic share, compared to $120.3 million, or $0.71 per basic share, for the second quarter of 1999. On a diluted per share basis, net income for the three months ended June 30, 2000, was $0.74 per diluted share compared to $0.70 for the same period in 1999.

--------------------------------------------------------------------------------------------------------------------
(In thousands)                                      Three months ended                     Six Months Ended
                                                         June 30,                              June 30,
                                                      2000              1999               2000           1999
--------------------------------------------------------------------------------------------------------------------
Financial data:
     Net income                                   $ 130,102          $ 120,337          $ 255,015       $ 239,078
     Per share-diluted                                 0.74               0.70               1.46           1.38
     Return on average assets                          1.37 %             1.43 %             1.36 %         1.44 %
     Return on average equity                         17.94              18.32              17.84          17.97
     Efficiency ratio                                 52.02              51.20              52.00          50.88
--------------------------------------------------------------------------------------------------------------------
Cash-basis financial data*:
     Net income                                   $ 139,498          $ 126,597          $ 272,949       $ 251,000
     Per share-diluted                                 0.79               0.73               1.56           1.44
     Return on average tangible assets                 1.49 %             1.52 %             1.48 %         1.53 %
     Return on average tangible equity                23.60              21.87              23.32          21.24
     Efficiency Ratio                                 49.86              49.61              49.89          49.36
--------------------------------------------------------------------------------------------------------------------

* Cash-basis financial data excludes the after tax impact of amortization of goodwill and other intangibles.


Net Interest Income

Interest income on a tax-equivalent basis was $1.3 billion for the six months ended June 30, 2000, an increase of $213.4 million, or 18.8 percent, compared to a year ago. Interest-earnings assets averaged $35.3 billion, an increase of $3.7 billion, or 11.7 percent, compared to the prior year period. The growth in interest-earning assets contributed $146.3 million to the increase in tax-equivalent interest income while the increase in yield contributed $67.1 million. The rate earned on interest-earning assets increased 44 basis points to
7.67 percent for the six months ended June 30, 2000. The increase was the result of a higher interest rate environment compared to last year as both the average Prime rate and the average London Interbank Offering Rate ("LIBOR") were significantly higher than the prior year.

Interest expense increased $148.6 million, or 28.8 percent, for the six months ended June 30, 2000, compared to the same period a year ago. Interest-bearing liabilities averaged $29.3 billion for the six months ended June 30, 2000, an increase of $3.5 billion, or 13.8 percent, compared to the prior year. The growth in interest-bearing liabilities contributed $82.3 million to the increase in interest expense while the increase in rates paid on interest-bearing liabilities contributed the remaining $66.3 million. The rate paid on interest-bearing liabilities increased 52 basis points to 4.56 percent due to the higher interest-rate environment and a shift to a more expensive deposit mix.

Net interest income on a tax-equivalent basis was $684.2 million for the six months ended June 30, 2000, an increase of $64.8 million, or 10.5 percent, compared to the same period in 1999. The net interest spread percentage on a tax-equivalent basis (the difference between the rate earned on average interest-earning assets and the rate paid on average interest-bearing liabilities) was 3.11 percent for the six months then ended, compared to 3.19 percent for the prior year period. Net interest margin (net interest income on a tax-equivalent basis as a percentage of average interest-earning assets) was
3.89 percent for the six months ended June 30, 2000, compared to 3.95 percent during the same period in 1999. The decline in net interest spread and margin was primarily caused by rates on interest-bearing liabilities rising more rapidly than yields on interest-earning assets.

The rate/volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates over the periods. Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values.

Rate/Volume Table                                                          Amount of Increase (Decrease)
                                               ------------------------------------------------------------------------------------
                                                    Three Months Ended June30,                 Six Months Ended June 30,
                                                         2000 versus 1999                           2000 versus 1999
                                               ------------------------------------------------------------------------------------
                                                       Due to Change in:                          Due to Change in:
                                                   ------------------------                -----------------------------
(Tax-equivalent basis, in millions)                  Volume         Rate         Total          Volume         Rate          Total
----------------------------------------------------------------------------------------------------------------------------------
Interest Income:
    Loans
      Commercial                                    $  29.2       $  21.9      $   51.1       $   52.3       $  35.2      $   87.5
      Commercial mortgage                               6.0           0.4           6.4           11.6           0.7          12.3
      Residential mortgage                              7.3           1.5           8.8            7.8           2.6          10.4
      Consumer                                         22.5           5.6          28.1           41.2           8.2          49.4
----------------------------------------------------------------------------------------------------------------------------------
         Total loans                                   65.0          29.4          94.4          112.9          46.7         159.6
      Securities held to maturity                     (21.4)          2.1         (19.3)         (33.8)          3.1         (30.7)
      Securities available for sale                    37.9          10.1          48.0           66.5          16.7          83.2
      Other interest earning assets                     0.4           0.5           0.9            0.7           0.6           1.3
----------------------------------------------------------------------------------------------------------------------------------
         Total Interest Income                         81.9          42.1         124.0          146.3          67.1         213.4
----------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
    Deposits
      Savings deposits                                  6.1          11.9          18.0           15.4          24.5          39.9
      Time deposits                                    11.0           9.8          20.8           10.8          12.1          22.9
      Commercial Certificates of Deposits>$100M         0.4           2.5           2.9            0.2           4.4           4.6
----------------------------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits               17.5          24.2          41.7           26.4          41.0          67.4
      Other borrowed funds                             34.5          14.5          49.0           57.5          22.4          79.9
      Long-term debt                                   (4.2)          2.6          (1.6)          (1.6)          2.9           1.3
----------------------------------------------------------------------------------------------------------------------------------
         Total Interest Expense                        47.8          41.3          89.1           82.3          66.3         148.6
----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income (fully taxable equivalent)      $  34.1       $   0.8      $   34.9       $   64.0       $   0.8      $   64.8
----------------------------------------------------------------------------------------------------------------------------------
Decrease in tax-equivalent adjustment                                               0.4                                        1.1
----------------------------------------------------------------------------------------------------------------------------------
Increase in Net Interest Income                                                $   35.3                                   $   65.9
----------------------------------------------------------------------------------------------------------------------------------

Non-interest Income

Non-interest income categories for the three and six month periods ended June 30, 2000, and 1999 are shown in the following table:

---------------------------------------------------------------------------------------------------------------------
(In millions)                                   Three Months Ended June 30,           Six Months Ended June 30,
---------------------------------------------------------------------------------------------------------------------
                                                                      Percent                             Percent
                                               2000        1999        Change            2000      1999    Change
---------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts         $  31.9      $  29.6          7.8 %       $  63.4    $ 59.6      6.3 %
Service and loan fee income                    19.6         16.0         22.5            35.4      31.6     11.8
Insurance service fees                         14.8          8.4         76.7            25.6      16.2     57.6
Trust income                                   13.7         12.8          6.6            27.5      24.8     10.9
Retail investment fees                         10.8         10.6          2.0            23.5      20.8     13.4
Other                                          21.2         16.4         29.3            38.3      38.8     (1.1)
---------------------------------------------------------------------------------------------------------------------
Total non-interest operating income           112.0         93.8         19.4           213.7     191.8     11.4
Securities gains                                2.8          2.1         31.9             2.8       2.3     23.2
---------------------------------------------------------------------------------------------------------------------
         Total non-interest income          $ 114.8      $  95.9         19.6 %       $ 216.5    $194.1     11.6 %
=====================================================================================================================


Service charges on deposit accounts increased $2.3 million, or 7.8 percent, for the three months ended June 30, 2000, compared with 1999 and increased $3.8 million, or 6.3 percent, for the six months then ended, compared with the same period a year ago. This was primarily due to growth in demand deposits and increased volume of insufficient fund fees. Partially offsetting these favorable factors were lower minimum balance requirements on regular checking accounts, savings accounts, and certificates of deposit resulting in lower monthly maintenance fees. These lower minimum balance requirements were instituted in April 1999.

Service and loan fee income increased $3.6 million, or 22.5 percent, for the quarter ended June 30, 2000, compared with 1999, and increased $3.7 million, or
11.8 percent, for the six months ended, compared with the same period a year ago. The increases were primarily due to increased volume of commercial loan and credit card fees, partially offset by a decline in mortgage origination and mortgage servicing income.

Insurance service fees increased $6.4 million, or 76.7 percent, for the quarter ended June 30, 2000, compared to the same period a year ago and increased $9.4 million, or 57.6 percent, for the six months ended June 30, 2000, compared with the same period a year ago. The increases were primarily due to the acquisition of Meeker Sharkey Financial Group. In addition, fees from core insurance business also experienced growth.

Trust income increased $0.8 million, or 6.6 percent, for the quarter ended June 30, 2000, compared with 1999 and increased $2.7 million, or 10.9 percent, for the six months then ended, compared with the same period a year ago. This was generally due to an increase in investment advisory fees, including advisory fees from the Pillar Funds, Summit Bancorp's proprietary mutual funds.

Retail investment fees increased $0.2 million, or 2.0 percent, for the quarter ended June 30, 2000, compared with 1999 and increased $2.8 million, or 13.4 percent, for the six months ended June 30, 2000, compared with the same period a year ago. This growth was a result of increased brokerage fees resulting from higher trading volumes, as well as increased fees from the sale of annuities.

Other income, which primarily consists of ATM fees, international fees, other fees, and gains on sales of assets, increased $4.8 million, or 29.3 percent, for the three months ended June 30, 2000, compared with 1999 and decreased $0.4 million, or 1.1 percent, for the six months ended June 30, 2000, compared with the same period a year ago. The increase for the three months ended June 30, 2000 was attributable to the sale of $157.0 million in residential mortgages, which generated a gain of $3.5 million. The decrease for the six month period ended June 30, 2000, is primarily due to a net gain of $5.9 million from the sale of a $33.0 million credit card portfolio, which occurred in the first quarter of 1999.

Non-interest Expense

Non-interest expense categories for the three and six month periods ended June 30, 2000, and 1999 are shown in the following table:

------------------------------------------------------------------------------------------------------------------------
(In millions)                                     Three Months Ended June 30,           Six Months Ended June 30,
------------------------------------------------------------------------------------------------------------------------
                                                                     Percent                                 Percent
                                                   2000      1999     Change          2000         1999       Change
------------------------------------------------------------------------------------------------------------------------
Salaries                                        $  93.4   $  82.6      13.1 %     $ 181.4        $ 162.9       11.3 %
Pension and other employee benefits                32.3      29.1      10.8          62.6           59.1        5.8
Furniture and equipment                            25.5      22.5      13.2          51.0           45.0       13.3
Occupancy, net                                     21.4      19.3      11.1          43.5           39.1       11.3
Amortization of goodwill and other                  9.9       6.5      53.2          18.9           12.4       53.3
Communications                                      9.4       9.7      (3.0)         18.9           19.3       (2.0)
Advertising and Public Relations                    6.2       5.9       4.5          12.3           11.5        7.7
Other                                              39.0      31.6      23.4          77.4           63.4       22.0
------------------------------------------------------------------------------------------------------------------------
Total non-interest expense                     $  237.1   $ 207.2      14.4 %     $ 466.0        $ 412.7       12.9 %
========================================================================================================================

Salaries and benefits increased $14.0 million, or 12.5 percent, for the quarter ended June 30, 2000, compared to the same quarter in 1999 and $21.9 million, or
9.9 percent for the six months ended June 30, 2000, compared with the same period a year ago. In addition to the annual merit increases, salaries and benefits rose approximately $7.6 million from acquisitions for the three months ended June 30, 2000, and $13.0 million for the six-month period then ended. Partially offsetting these increases was the benefit of the fourth quarter 1999 corporate realignment which resulted in a reduction of approximately 260 employees. The increase is primarily a result of acquisitions (NMBT Corp., Prime Bancorp and Meeker Sharkey Financial Group) partially offset by the decline due to the corporate realignment.

Furniture and equipment expenses increased $3.0 million, or 13.2 percent, for the quarter ended June 30, 2000, compared with the same quarter in 1999 and $6.0 million, or 13.3 percent, for the six months ended June 30, 2000, compared with the same period a year ago. This increase was primarily due to the recent bank acquisitions and increased amortization expense relating to computer equipment and software.

Occupancy expense increased $2.1 million, or 11.1 percent, for the quarter ended June 30, 2000, compared with the same quarter in 1999 and $4.4 million, or 11.3 percent, for the six months ended June 30, 2000, compared with the same period a year ago. The increase was largely a result of recent bank acquisitions.

Amortization of goodwill and intangibles increased $3.4 million, or 53.2 percent, for the three months ended June 30, 2000, compared to the same period a year ago and $6.6 million, or 53.3 percent, for the six months ended June 30, 2000, compared with the same period a year ago. The increase was due to the purchase acquisitions of Prime Bancorp, New Canaan Bank & Trust Company, Meeker Sharkey Financial Group, and NMBT.

Other expenses increased $7.4 million, or 23.4 percent, for the three months ended June 30, 2000, compared with the same quarter in 1999 and $14.0 million, or 22.0 percent, for the six months ended June 30, 2000, compared with the same period a year ago. This was a result of increased consultant fees, increased second mortgage servicing fees resulting from home equity purchases, an increase in commissions due to increased sales of insurance and retail investment products, and an increase in charge offs. Also contributing to the increase were higher employment agency fees due to a tight labor market and recent bank acquisitions. Included in other expenses were legal and professional fees of $10.7 million for the three month period ended June 30, 2000, compared to $9.0 million for the same quarter in 1999.

The effective income tax rate was 34.0 percent for the three months ended June 30, 2000, compared with 33.4 percent for the same quarter in 1999 and 33.9 percent for the six months ended June 30, 2000, compared with 34.0 percent for the same period a year ago.

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

Net income includes revenues and expenses directly associated with each line in addition to allocations of revenue earned and expenses incurred by support units such as operations and technology. Centrally provided corporate services and general overhead are allocated on a per-unit cost basis or on an "ability to pay" basis related to each particular business line's contribution to income. A matched maturity funds transfer pricing methodology is employed to assign a cost of funds to the earning assets, as well as a value of funds to the liabilities of each business line. The provision for loan losses is allocated based on management's assessment of the historical net charge off ratio for each business segment. Income taxes are allocated based upon the consolidated effective tax rates, after consideration of certain permanent differences that may be allocated to a specific line of business.

The following tables summarize results by lines of business as if operated on a stand-alone basis for the three months and six months ended June 30, 2000 and 1999. Certain prior period information has been restated to conform with the current period presentation.

Results of Operations
Quarter Ended June 30,          Retail Banking     Corporate Banking   The Private Bank          Other          Consolidated
                                 ---------------------------------------------------------------------------------------------
(In millions)                   2000      1999      2000      1999      2000      1999       2000     1999      2000      1999
------------------------------------------------------------------------------------------------------------------------------
Net interest income             $213      $203       $84       $68       $17       $15       $30       $23      $344      $309
Provision for loan losses          7         9        18         7        --         1        --        --        25        17
                                 ---------------------------------------------------------------------------------------------
    Net interest income
      after provision for
      loan losses                206       194        66        61        17        14        30        23       319       292
Non-interest income               54        50        18        12        40        32         3         2       115        96
Non-interest expense             145       134        42        34        40        34        10         5       237       207
                                 ---------------------------------------------------------------------------------------------
    Income before taxes          115       110        42        39        17        12        23        20       197       181

Federal and state income          39        37        14        12         6         4         8         8        67        61
                                 ---------------------------------------------------------------------------------------------
Net income                       $76       $73       $28       $27       $11        $8       $15       $12      $130      $120
                                 =============================================================================================

Selected Average Balances:
Securities                   $    --       $55       $19       $--       $25       $11   $11,410   $10,486   $11,454   $10,552
Loans                         12,942    11,596     9,990     8,384     1,538     1,272        --        17    24,470    21,269
Assets                        13,312    11,963     9,997     8,362     1,674     1,364    13,312    11,988    38,295    33,677

Deposits                      22,680    20,668     1,133     1,007       900       770       844       843    25,557    23,288

Results of Operations
Six Months Ended June 30,         Retail Banking     Corporate Banking    The Private Bank          Other         Consolidated
                                  ----------------------------------------------------------------------------------------------
(In millions)                     2000      1999      2000      1999      2000      1999        2000     1999      2000    1999
                                  ----------------------------------------------------------------------------------------------
Net interest income               $424      $402      $161      $135       $32       $29       $63       $48      $680      $614
Provision for loan losses           15        19        29        13         1         1        --        --        45        33
                                  ----------------------------------------------------------------------------------------------
    Net interest income after
      provision for loan losses    409       383       132       122        31        28        63        48       635       581

Non-interest income                103       105        34        24        77        62         3         3       217       194
Non-interest expense               285       267        85        68        75        65        21        13       466       413
                                  ----------------------------------------------------------------------------------------------
    Income before taxes            227       221        81        78        33        25        45        38       386       362
Federal and state income taxes      78        76        26        25        11         8        16        14       131       123

                                  ----------------------------------------------------------------------------------------------
Net income                        $149      $145       $55       $53       $22       $17       $29       $24      $255      $239
                                  ==============================================================================================

Selected Average Balances:
Securities                         $--       $55       $15       $--       $20       $11   $11,339   $10,308   $11,374   $10,374
Loans                           12,702    11,708     9,745     8,246     1,506     1,253        --        11    23,953    21,218
Assets                          13,073    12,076     9,748     8,227     1,626     1,343    13,130    11,773    37,577    33,419
Deposits                        22,182    20,331     1,139     1,005       868       753       879       982    25,068    23,071



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

Average loans for the three months ended June 30, 2000, increased $1.3 billion, or 11.6 percent, to $12.9 billion from the same period in 1999, primarily due to home equity loan purchases and increases in the utilization of home equity credit lines. Total average deposits for the second quarter of 2000 increased to $22.7 billion, up $2.0 billion from a year ago. This increase was attributable to the growth in the Summit Navigator Account and retail certificates of deposit. Net interest income for the quarter increased $10 million, or 4.9 percent, over last year, primarily due to loan growth. The increase in non-interest income of $4 million is primarily attributable to loan and deposit fee income. Non-interest expenses for the quarter increased $11 million, or 8.2 percent, over last year, primary due to salaries, other expenses, and acquisitions. Net income for the quarter was $76 million, an increase of $3 million, or 4.1 percent, from the prior year.

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

Total average loans for the quarter ended June 30, 2000, were $10.0 billion, an increase of $1.6 billion, or 19.2 percent, over the same period in 1999 primarily in commercial and industrial, syndicated loans and the food, media and large corporate portfolios. Net interest income for the second quarter of 2000 increased $16 million, or 23.5 percent, from 1999, driven primarily by the increase in average loans. Partially offsetting the loan increase was an $11 million increase in the provision for loan losses. This was attributed to the increase in the level of charge offs and loan growth. Non-interest income for the quarter ended June 30, 2000, increased $6 million, or 50.0 percent, from the prior year due to an increase in loan and deposit fee income as well as additional capital market fee income. Non-interest expense increased $8 million over the prior year to $42 million due to higher salaries and benefits expense. Net income was $28 million for the three months ended June 30, 2000, an increase of $1 million, or 3.7 percent, from the same period a year ago.

The Private Bank

The Private Bank provides personal credit services, professional services for lawyers and accountants as well as their firms, and business loans and lines of credit. This segment also includes investment services that provide a full range of trust, administrative, and custodial services to individuals and institutions, in addition to investment products and discount brokerage. In addition, the line markets a wide variety of insurance products for the personal and corporate marketplace.

Net interest income for the quarter increased $3 million, or 37.5 percent, from 1999 primarily due to higher loan volumes. Non-interest income increased $8 million, or 25.0 percent, from the same period a year ago. This was primarily due to a $5.7 million, or 68.2 percent, increase in insurance service fees, a $0.9 million, or 8.4 percent, increase in retail investment fees, and a $0.8 million, or 6.6 percent, increase in trust income. The acquisition of the Meeker Sharkey Financial Group contributed $5.7 million of insurance income for the quarter. In addition, the growth in retail investment fees were primarily due to increased brokerage fees resulting from higher trading volumes as well as increased fees from sales of annuity products. The $6 million, or 17.7 percent, increase in expenses is due to increases in salaries and commissions related to the increased sale of trust, retail investment, and insurance products. Net income for the quarter was $11 million, up $3 million, or 37.5 percent, from a year ago.


Other

Other includes the treasury function which is responsible for managing interest rate risk and the investment portfolios. In addition, certain revenues and expenses not considered allocable to a line of business are reflected in this area.

Net interest income increased $7 million, or 30.4 percent, from 1999, primarily due to growth in the securities portfolio. Securities averaged $11.4 billion for the second quarter of 2000, up $0.9 million, or 8.8 percent, from the prior year. Net income was up for the quarter $3 million, or 25.0 percent, to $15 million when compared to the same quarter the prior year.

LIQUIDITY

Liquidity is the ability to support asset growth while satisfying the borrowing needs and deposit withdrawal requirements of customers. Traditional sources of liquidity include asset maturities, asset repayments, and deposit growth. In addition, borrowed funds represent another major source of funding. The bank subsidiaries have established borrowing relationships with the FHLB and other correspondent banks which further support and enhance liquidity. Summit Bank, NJ and Summit Bank, PA executed a distribution agreement in November 1998, providing for the possible issuance of senior and subordinated notes to a maximum of $3.75 billion on an underwritten or agency basis. Through June 30, 2000, no funds have been drawn from this source.

Liquidity is also important at the Parent Corporation in order to provide funds for operations and to pay dividends to shareholders. Parent Corporation cash requirements are met primarily through management fees and dividends from its subsidiaries and the issuance of short and long-term debt. The amount of dividends that can be assessed to the bank subsidiaries is subject to certain regulatory restrictions. Lines of credit are available at the Parent Corporation to support commercial paper borrowings and for general corporate purposes. Interest on these lines of credit approximates the prime lending rate at the time of borrowing. Unused lines amounted to $33.0 million at June 30, 2000. During 1999, a shelf registration statement providing for the possible issuance, from time to time, of senior and subordinated debt securities and preferred stock to a maximum of $1.0 billion was declared effective by the Securities and Exchange Commission. Terms of the securities will be set at the time of issuance. As of June 30, 2000, none of this debt or preferred stock had been issued.

Liquidity management includes monitoring current and projected cash flows, as well as economic forecasts for the industry. A liquidity contingency plan is in place which is designed to effectively manage potential liquidity concerns due to changes in interest rates, credit markets, or other external risks.

The Consolidated Statements of Cash Flows present the change in cash and due from banks from operating, investing and financing activities. During the first six months of 2000, net cash provided by operating activities totaled $262.9 million. Contributing to net cash provided by operating activities were the results of operations, plus noncash expenses, and proceeds from the sales of mortgages held for sale. Partially offsetting the contributions to operating cash were funds used to originate mortgage loans held for sale and noncash revenues.

Net cash used in investing activities totaled $2.2 billion. For the six months ended June 30, 2000, net cash used in transactions involving the investment portfolios totaled $0.4 million, while the loan portfolio used net cash of $1.6 million.

Scheduled maturities and anticipated principal repayments of the available for sale and held to maturity securities portfolios will approximate $886.1 million throughout the balance of 2000. In addition, all or part of the remaining securities available for sale could be sold, providing another source of liquidity. These sources can also be used to meet the funding needs during periods of loan growth.

Net cash provided by financing activities totaled $1.9 billion. During the first six months of 2000, other borrowed funds and long-term debt increased $1.0 billion and deposits increased $1.1 billion. These increases were partially offset by the payment of common stock dividends and the purchase of Summit Bancorp's common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Due to the nature of Summit Bancorp's business, market risk is primarily limited to its exposure to interest rate risk, which is the impact that changes in interest rates would have on future earnings. The principal objective in managing interest rate risk is to maximize net interest income within the acceptable levels of risk established by policy. This risk can be reduced by various strategies, including the administration of liability costs, the reinvestment of asset maturities and the use of off-balance sheet financial instruments.

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

Based on the results of the interest simulation model, as of June 30, 2000, Summit Bancorp would expect a decrease of approximately $81.3 million in net interest income and an increase of approximately $71.1 million in net interest income if interest rates increase or decrease by 100 basis points, respectively, from current interest rates in an immediate and parallel shock over a twelve-month period. At December 31, 1999, Summit Bancorp expected a decrease of $66.5 million in net interest income and an increase of $74.2 million in net interest income if interest rates increased or decreased by 100 basis points, respectively. The interest simulation model does not include asset and liability strategies that could be deployed to mitigate the impact of changes in the interest rate environment.

Interest rate risk management efforts also involve the use of certain derivative financial instruments, primarily interest rate swaps, for the purpose of stabilizing net interest income in a changing interest rate environment. At June 30, 2000, the notional values of these instruments totaled $205.0 million. These derivatives resulted in a reduction in net interest income of $0.4 million for the first six months of 2000. The cost to terminate these contracts at June 30, 2000, would have been $0.6 million.

Summit Bancorp has limited risks associated with foreign currencies, commodities or other marketable instruments.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Based upon advice of Summit's attorneys, management does not believe that the ultimate disposition of the litigation discussed below will have a material adverse effect on the financial position and results of operation of the company and its subsidiaries, taken as a whole.

5. John Baker, Margaret Baker, Elaine Coopersmith, and Arnold Coopersmith on behalf of themselves and all others similarly situated v. Summit Bank, United States District Court for the Eastern District of Pennsylvania, Civil Action No. CV-2010, filed April 21, 1999.



Last reported on Form 10-K for the period ended December 31, 1999. Plaintiffs have furnished expert reports addressing the issues of Summit Bank PA, a subsidiary of Summit Bancorp, liability and damages allegedly sustained by the class members. Plaintiff's damages expert has opined that the loss allegedly sustained by the class is $32.5 million, including principal and interest. Summit Bank PA is vigorously defending this case and has retained its own experts to address the plaintiff's expert reports.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

 Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

                  (27) Summit Bancorp. Financial Data Schedule - June 30, 2000.

     (b)  Reports on Form 8-K
                  Not applicable.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           SUMMIT BANCORP
                                           Registrant



        DATE: August 14, 2000 by:          /s/ PAUL V. STAHLIN
                                           PAUL V. STAHLIN
                                           Senior Vice President, Comptroller
                                           and Principal Accounting Officer
                                           (Duly Authorized Officer)

                                  EXHIBIT INDEX


  Exhibit No.                            Description


     (27)            Summit Bancorp. Financial Data Schedule - June 30, 2000.