Form 10-Q
period 2000-09-30
SUMMIT BANCORP/NJ/
filed 2000-11-14
CIK 101320

================================================================================


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

    (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended         September 30, 2000
                                      ----------------------------------------
                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from __________ to ______________ Commission File Number: 1-6451

                                 SUMMIT BANCORP.

             (Exact name of registrant as specified in its charter)

         New Jersey                                       22-1903313
-------------------------------------------------------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

  301 Carnegie Center, P.O. Box 2066, Princeton, New Jersey       08543-2066
-------------------------------------------------------------------------------
       (Address of principal executive offices)                   (Zip Code)

                                 (609) 987-3200
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

             As of October 31, 2000 there were 174,315,275 shares of
                   common stock, $.80 par value, outstanding.


===============================================================================

                                 Summit Bancorp
                                    Form 10-Q
                                      Index

                                                                        Page No.
Part I   Financial Information

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets-
             September 30, 2000, December 31, 1999, and September 30, 1999.....1

         Consolidated Statements of Income-
             Three and Nine Months Ended September 30, 2000, and 1999..........2

         Consolidated Statements of Shareholders' Equity-
             Nine Months Ended September 30, 2000, and 1999....................3

          Consolidated Statements of Cash Flows-
             Nine Months Ended September 30, 2000, and 1999....................4

          Notes to Consolidated Financial Statements (unaudited)...............5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........22

Part II. Other Information

Item 1.  Legal Proceedings....................................................23

Item 2.  Changes in Securities and Use of Proceeds............................23

Item 3.  Defaults Upon Senior Securities......................................23

Item 4.  Submission of Matters to a Vote of Security Holders..................23

Item 5.  Other Information....................................................23

Item 6.  Exhibits and Reports on Form 8-K.....................................23

         Signature............................................................24

         Exhibit Index........................................................25

                                                Summit Bancorp and Subsidiaries
                                                  Consolidated Balance Sheets
                                                           Unaudited
                                                         (In thousands)

                                                                          September 30,       December 31,        September 30,
                                                                               2000               1999                1999
                                                                          ------------        ------------        ------------
Assets
Cash and due from banks                                                   $  1,137,376        $  1,160,577        $  1,084,844
Federal funds sold and securities purchased
    under agreements to resell                                                   4,075               5,000               3,384
Interest-bearing deposits with banks                                            27,131              32,870              45,742
Securities:
   Trading account                                                              23,596              20,118              13,072
   Available for sale                                                        6,599,104           5,199,121           5,187,430
   Held to maturity                                                          4,705,468           5,597,383           5,951,191
                                                                          ------------        ------------        ------------

    Total securities                                                        11,328,168          10,816,622          11,151,693
Loans (net of unearned discount):
   Commercial                                                                9,673,065           8,134,497           8,127,470
   Commercial mortgage                                                       3,252,707           3,174,370           3,130,815
   Residential mortgage                                                      5,524,123           5,747,927           5,510,204
   Consumer                                                                  6,955,496           6,170,162           5,967,565
                                                                          ------------        ------------        ------------

        Total loans                                                         25,405,391          23,226,956          22,736,054
   Less: Allowance for loan losses                                             334,441             328,828             328,815
                                                                          ------------        ------------        ------------

        Net loans                                                           25,070,950          22,898,128          22,407,239
                                                                          ------------        ------------        ------------

Goodwill and other intangibles                                                 564,906             519,362             528,393
Premises and equipment                                                         322,186             315,632             315,398
Accrued interest receivable                                                    271,563             214,797             223,690
Due from customers on acceptances                                               26,334              22,311              23,467
Corporate owned life insurance                                                 313,356               8,515               8,470
Other assets                                                                   398,953             385,161             371,018
                                                                          ------------        ------------        ------------

Total Assets                                                              $ 39,464,998        $ 36,378,975        $ 36,163,338
                                                                          ============        ============        ============

Liabilities and Shareholders' Equity
Deposits:
    Non-interest bearing demand deposits                                  $  5,266,650        $  4,966,400        $  4,871,911
    Interest-bearing deposits:
        Savings and time deposits                                           20,453,268          18,653,398          18,615,599
        Commercial certificates of deposit $100,000 and over                   924,729           1,018,848             863,655
                                                                          ------------        ------------        ------------

            Total deposits                                                  26,644,647          24,638,646          24,351,165
                                                                          ------------        ------------        ------------

Other borrowed funds                                                         5,116,787           4,593,064           4,525,690
Accrued expenses and other liabilities                                         368,882             357,152             349,910
Accrued interest payable                                                       124,501             100,845              91,260
Bank acceptances outstanding                                                    26,334              22,311              23,467
Long-term debt                                                               4,153,961           3,864,777           3,970,698
                                                                          ------------        ------------        ------------

    Total liabilities                                                       36,435,112          33,576,795          33,312,190
Shareholders' equity:
    Common stock par value $ .80:  Authorized 390,000 shares;
      issued 177,263; 177,471; and 177,510 shares                              141,810             141,977             142,008
    Surplus                                                                    914,455             959,934             956,934
    Retained earnings                                                        2,157,357           1,948,985           1,896,194
    Employee stock ownership plan obligation                                      --                (1,250)             (1,250)
    Accumulated other comprehensive loss, net of tax                           (82,109)            (85,841)            (48,612)

Common stock held in treasury, at cost (3,671; 4,825; 2,744 shares)           (101,627)           (161,625)            (94,126)
                                                                          ------------        ------------        ------------

       Total shareholders' equity                                            3,029,886           2,802,180           2,851,148
                                                                          ------------        ------------        ------------

Total Liabilities and Shareholders' Equity                                $ 39,464,998        $ 36,378,975        $ 36,163,338
                                                                          ============        ============        ============


                                  See accompanying Notes to Consolidated Financial Statements.

                                            Summit Bancorp and Subsidiaries
                                           Consolidated Statements of Income
                                                       Unaudited
                                         (In thousands, except per share data)

                                                             Three Months Ended                Nine Months Ended
                                                               September 30,                     September 30,
                                                        ---------------------------       ---------------------------

                                                           2000             1999             2000             1999
                                                        ----------       ----------       ----------       ----------
Interest Income
Loans                                                   $  532,021       $  428,820       $1,502,664       $1,239,532
Securities:
   Trading account                                             688              134            1,768              351
   Available for sale                                      109,585           75,728          312,626          195,358
   Held to maturity                                         76,885           95,778          244,096          293,168
                                                        ----------       ----------       ----------       ----------
     Total securities                                      187,158          171,640          558,490          488,877
Other interest income                                          741              858            2,377            2,065
                                                        ----------       ----------       ----------       ----------
     Total interest income                                 719,920          601,318        2,063,531        1,730,474
                                                        ----------       ----------       ----------       ----------

Interest Expense
  Savings and time deposits                                214,958          165,873          586,498          474,622
  Commercial certificates of deposit $100,000 and over      13,636            9,931           39,300           30,966
  Borrowed funds, including long-term debt                 153,270          104,206          419,888          289,643
                                                        ----------       ----------       ----------       ----------
      Total interest expense                               381,864          280,010        1,045,686          795,231
                                                        ----------       ----------       ----------       ----------
      Net interest income                                  338,056          321,308        1,017,845          935,243
  Provision for loan losses                                 25,000           76,500           69,500          109,500
                                                        ----------       ----------       ----------       ----------
      Net interest income after provision for
        loan losses                                        313,056          244,808          948,345          825,743
                                                        ----------       ----------       ----------       ----------
Non-Interest Income
  Service charges on deposit accounts                       32,686           31,199           96,093           90,842
  Service and loan fee income                               16,527           14,559           51,893           46,194
  Insurance service fees                                    13,993            8,300           39,588           24,540
  Trust income                                              13,981           13,130           41,439           37,900
  Retail investment fees                                     9,836            9,921           33,395           30,691
  Corporate owned life insurance                             5,445             --              5,445             --
  Securities gains                                             373            4,744            3,219            7,055
  Other                                                     25,142           22,846           63,412           61,561
                                                        ----------       ----------       ----------       ----------
       Total non-interest income                           117,983          104,699          334,484          298,783
                                                        ----------       ----------       ----------       ----------
Non-Interest Expenses
  Salaries                                                  96,700           87,158          278,102          250,090
  Pension and other employee benefits                       29,939           28,420           92,496           87,569
  Furniture and equipment                                   26,117           23,872           77,052           68,840
  Occupancy, net                                            21,389           20,218           64,924           59,316
  Amortization of goodwill and other intangibles             9,878            8,257           28,790           20,596
  Communications                                             9,462            9,331           28,381           28,645
  Advertising and public relations                           5,857            5,758           18,194           17,213
  Other                                                     37,542           28,943          114,912           92,341
                                                        ----------       ----------       ----------       ----------
     Total non-interest expenses                           236,884          211,957          702,851          624,610
                                                        ----------       ----------       ----------       ----------
Net income before taxes                                    194,155          137,550          579,978          499,916
  Federal and state income taxes                            60,691           43,931          191,499          167,219
                                                        ----------       ----------       ----------       ----------
Net Income                                              $  133,464       $   93,619       $  388,479       $  332,697
                                                        ==========       ==========       ==========       ==========
Net Income per Common Share:
     Basic                                              $     0.77       $     0.54       $     2.23       $     1.93
     Diluted                                                  0.76             0.53             2.22             1.91

Average Common Shares Outstanding:
     Basic                                                 173,850          173,979          174,111          172,809
     Diluted                                               174,789          175,527          175,092          174,423

                             See accompanying Notes to Consolidated Financial Statements.

                                                   Summit Bancorp and Subsidiaries
                                           Consolidated Statements of Shareholders' Equity
                                                              Unaudited
                                                           (In thousands)

                                                                                         Accum. Other                   Total
                                           Common                Retained       ESOP    Comprehensive    Treasury    Shareholders'
                                            Stock     Surplus    Earnings    Obligation    (Loss)         Stock         Equity
                                          ----------------------------------------------------------------------------------------
Balance, December 31, 1998                $142,106  $1,013,393  $1,728,135     $(3,394)    $12,087      $(169,900)    $2,722,427
Comprehensive income:
 Net income                                     --          --     332,697          --          --             --        332,697
 Unrealized loss on securities arising
  during the period (net of tax $30,215)        --          --          --          --     (56,113)            --
 Less: Reclassification adjustment for
 gains  included in net income
 (net of tax $2,469)                            --          --          --          --       4,586             --
                                                                                          --------
 Net unrealized loss on securities
  arising during the period
  (net of tax $32,684)                          --          --          --          --     (60,699)            --        (60,699)
                                                                                                                      ----------
 Total comprehensive income                     --          --          --          --          --             --        271,998
Cash dividend declared on common stock          --          --    (164,638)         --          --             --       (164,638)
Employee stock plans (837 shares)              (98)    (46,451)         --          --          --         40,824         (5,725)
Treasury shares issued for acquisitions
        (8,541 shares)                          --     (10,008)         --          --          --        352,677        342,669
Purchase of common stock (8,371 shares)         --          --          --          --          --       (317,727)      (317,727)
ESOP debt repayment                             --          --          --       2,144          --             --          2,144
                                          ----------------------------------------------------------------------------------------

Balance, September 30, 1999               $142,008    $956,934  $1,896,194     $(1,250)   $(48,612)      $(94,126)    $2,851,148
                                          ========================================================================================

Balance, December 31, 1999                $141,977    $959,934  $1,948,985     $(1,250)   $(85,841)     $(161,625)    $2,802,180
Comprehensive income:
 Net income                                     --          --     388,479          --          --             --        388,479
 Unrealized gain on securities arising
  during the period  (net of tax $3,213)        --          --          --          --       5,839             --
 Less: Reclassification adjustment for
  gains included in net income
  (net of tax $1,112)                           --          --          --          --       2,107             --
                                                                                          --------
 Net unrealized gain on securities
  arising during the period
  (net of tax $2,101)                           --          --          --          --       3,732             --          3,732
                                                                                                                      ----------
 Total comprehensive income                     --          --          --          --          --             --        392,211
Cash dividend declared on common stock          --          --    (180,107)         --          --             --       (180,107)
Employee stock plans (1,093 shares)           (167)    (19,321)         --          --          --         33,701         14,213
Treasury shares issued for acquisitions
  (3,912 shares)                                --     (26,158)         --          --          --        129,903        103,745
Purchase of common  stock  (3,851 shares)       --          --          --          --          --       (103,606)      (103,606)
ESOP debt repayment                             --          --          --       1,250          --             --          1,250
                                          ----------------------------------------------------------------------------------------

Balance, September 30, 2000               $141,810    $914,455  $2,157,357     $    --    $(82,109)     $(101,627)    $3,029,886
                                          ========================================================================================

                                   See accompanying Notes to Consolidated Financial Statements.

                                     Summit Bancorp and Subsidiaries
                                  Consolidated Statements of Cash Flows
                                                Unaudited
                                             (In thousands)

                                                                             Nine Months Ended
                                                                                September 30
                                                                     ----------------------------------
Operating Activities                                                       2000                1999
                                                                     ---------------     --------------
  Net income                                                             $   388,479        $   332,697
  Adjustments to reconcile net income to net cash

     provided by operating activities:
       Provision for loan losses                                              69,500            109,500
       Depreciation, amortization and accretion, net                          62,566             46,537
       Gains on sales of securities                                           (3,219)            (7,055)
       Gains on sales of residential mortgages held for sale                  (5,141)           (12,766)
      (Gains) loss on sales of other real estate owned
                                                                              (2,219)             1,144
       Proceeds from the sales of other real estate owned                      6,402              4,206
       Proceeds from the sales of residential mortgages held for sale        291,390            565,515
       Originations of mortgages held for sale                              (548,069)          (606,424)
       Net decrease in trading account securities                             (3,478)              (519)
       Net change in other accrued and deferred income and expense           (42,523)             5,153
                                                                     ---------------     --------------
          Net cash provided by operating activities                          213,688            437,988
                                                                     ---------------     --------------
Investing Activities
  Purchases of securities held to maturity                                      (962)        (1,657,196)
  Purchases of securities available for sale                              (2,026,333)        (2,965,316)
  Proceeds from maturities of securities held to maturity                    940,058          1,747,995
  Proceeds from maturities of securities available for sale                  672,817          1,402,988
  Proceeds from sales of securities available for sale                        45,898            543,431
  Net increase in federal funds sold, securities purchased under
     agreements to resell and interest bearing deposits with banks             5,642             24,809
  Net increase in loans                                                   (1,727,120)          (894,856)
  Purchases of premises and equipment, net                                   (64,558)           (50,170)
  Purchase of corporate owned life insurance                                (300,000)              --
                                                                     ---------------     --------------
          Net cash used in investing activities                           (2,454,558)        (1,848,315)
                                                                     ---------------     --------------
Financing Activities
  Net increase in deposits                                                 1,702,663            205,299
  Net increase in short-term borrowings                                      536,475          1,327,754
  Principal payments on long-term debt                                    (1,279,438)          (190,343)
  Proceeds from the issuance of long-term debt                             1,514,261            471,185
  Dividends paid                                                            (176,129)          (160,028)
  Purchase of common stock                                                  (103,606)          (317,727)
  Proceeds from issuance of common stock under stock option plans              8,305              8,245
                                                                     ---------------     --------------
          Net cash provided by financing activities                        2,202,531          1,344,385
                                                                     ---------------     --------------
Decrease in cash and due from banks                                          (38,339)           (65,942)
Beginning cash balance of acquired entities                                   15,138             20,927
Cash and due from banks at beginning of period                             1,160,577          1,129,859
                                                                     ---------------     --------------
Cash and due from banks at end of period                                 $ 1,137,376        $ 1,084,844
                                                                     ===============     ==============

Supplemental disclosure of cash flow information Cash paid:
     Interest payments                                                   $ 1,022,030        $   799,861
     Income tax payments                                                     178,433            131,176

Noncash investing activities:
     Net transfer of loans to other real estate owned                          1,378              6,446

                         Summit Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.) Basis of Presentation

The accompanying financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated financial position of Summit Bancorp and subsidiaries ("Summit Bancorp"), and its consolidated results of operations, changes in shareholders' equity and changes in cash flows. All significant inter-company accounts and transactions have been eliminated in consolidation. In all material respects, the financial statements presented comply with the current reporting requirements of supervisory authorities. Certain prior period amounts have been reclassified to conform to the financial statement presentation of 2000. For additional
information  and  disclosures   required  under  generally  accepted  accounting
principles,  reference is made to Summit  Bancorp's  1999 Annual  Report on Form
10-K.

2.) Acquisitions

On September 11, 2000, Summit Bancorp completed the acquisition of Howard Lawson and Co. LLC, a Philadelphia, Pennsylvania-based middle market investment banking and corporate advisory firm. The acquisition supports Summit Bancorp's strategy to expand fee based advisory service capabilities. The transaction was accounted for as a purchase. The cost in excess of the fair value of net assets acquired resulted in goodwill of $9.2 million, amortized over a 10 year period.

On March 29, 2000, Summit Bancorp completed the acquisition of NMBT Corp. ("NMBT"). NMBT was headquartered in New Milford, Connecticut and through its subsidiary bank operated ten branches in western Connecticut with $430.0 million in assets. This acquisition was accounted for as a purchase, with the issuance of 2.6 million shares of treasury stock. The cost in excess of the fair value of net assets acquired resulted in goodwill and other intangibles of $36.6 million, amortized over a 20 year period.

On March 17, 2000, Summit Bancorp completed its acquisition of selected assets of Patgo Insurance Agency, Inc., Patgo South, Inc., Patgo International, Inc. and Crown Insurance Agency, Inc. These companies provided both property and casualty insurance and group benefit services. This acquisition was accounted for as a purchase with the cost in excess of the fair value of net assets acquired resulting in goodwill and other intangibles of $4.3 million, amortized over a 10 year period.

On February 29, 2000, Summit Bancorp completed its acquisition of Meeker Sharkey Financial Group. Meeker Sharkey Financial Group offered an array of property and casualty products, group health insurance benefits and retirement plan services. This transaction was accounted for as a purchase with the issuance of 1.3 million shares of treasury stock. The cost in excess of the fair value of net assets acquired resulted in goodwill and other intangibles of $24.1 million, amortized over a 10 year period.

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

---------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                   Three Months Ended Sept. 30,   Nine Months Ended Sept. 30,
---------------------------------------------------------------------------------------------------------------------
                                                                 2000            1999             2000          1999
---------------------------------------------------------------------------------------------------------------------
Net Income                                                 $  133,464       $  93,619       $  388,479  $    332,697
=====================================================================================================================
Basic weighted-average common shares outstanding              173,850         173,979          174,111       172,809
Plus: Common stock equivalents                                    939           1,548              981         1,614
---------------------------------------------------------------------------------------------------------------------
Diluted weighted-average common shares outstanding            174,789         175,527          175,092       174,423
=====================================================================================================================
Net Income per Common Share:
Basic                                                       $    0.77       $    0.54        $    2.23  $       1.93
Diluted                                                          0.76            0.53             2.22          1.91
=====================================================================================================================

4.) Restructuring Charges

During the fourth quarter of 1999, a restructuring charge of $27.9 million pretax, ($17.1 million, or $0.10 per diluted share after tax) was recorded in conjunction with the realignment of key lines of business and lines of support. The realignment eliminated approximately 260 positions. Employees affected by the realignment were notified at the time of the restructure. The table below displays the status of accrual reserves for business restructuring charges at September 30, 2000. The majority of the restructuring charge is expected to be utilized by year-end December 31, 2000.

-------------------------------------------------------------------------------
Restructuring Charges
(In millions)
-------------------------------------------------------------------------------
                             Recorded          Utilization          Remaining
Type of cost                Liability            to date            Liability
-------------------------------------------------------------------------------
Severance and benefits     $   26.1             $  24.6            $   1.5
Real estate and other           1.8                 0.6                1.2
-------------------------------------------------------------------------------
  Total                    $   27.9             $  25.2            $   2.7
-------------------------------------------------------------------------------

5.) Recent Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." However, most of the provisions of SFAS 125 have been carried forward without reconsideration. SFAS No. 140 revises the standards for accounting and reporting for securitizations and other transfers of financial assets and collateral, servicing of financial assets, extinguishments of liabilities, and requires certain disclosures. While certain provisions of SFAS No. 140 are currently in effect, other provisions contained in SFAS No. 140 are not effective until fiscal years ending after December 15, 2000 and for certain transactions entered into after March 31, 2001. The adoption of SFAS No. 140 is not expected to have a material impact on the financial statements of Summit Bancorp.

In June 2000, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin ("SAB") No. 101 B. This statement delays the effective date of SAB No. 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 summarizes certain staff views in applying generally accepted accounting principals ("GAAP") to revenue recognition in financial statements. The adoption of SAB No. 101 is not expected to have a material impact on the financial statements of Summit Bancorp.

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." This statement delays the effective date of FASB Statement No. 133 one year. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This standard requires recognition of all derivative instruments as either assets or liabilities in the statement of financial position and measurement of those instruments at fair value. This statement is now effective for all fiscal years beginning after June 15, 2000, on a prospective basis. The adoption of SFAS No. 133 is not expected to have a material impact on the financial position or results of operations of Summit Bancorp.

6.) Subsequent Events

On October 1, 2000, Summit Bancorp and FleetBoston Financial Corporation ("FleetBoston") signed a definitive merger agreement providing for the merger of Summit Bancorp into FleetBoston and a related stock option agreement, forms of which agreements were filed with the Securities and Exchange Commission on a Form 8-K dated October 1, 2000. Under terms of the merger agreement, Summit Bancorp shareholders will receive 1.02 shares of FleetBoston common stock for each share of Summit Bancorp in a fixed-stock exchange. The transaction is expected to be generally tax-free to shareholders for U.S. Federal income tax purposes (other than cash received for fractional shares) and is expected to be accounted for as a pooling-of-interests. Subject to, among other requirements, obtaining shareholder and regulatory approval, the merger is expected to close in the first quarter of 2001. Board approval of the merger agreement constitutes a "change in control" under the Summit Bancorp 1999 non-executive stock option plan and the Summit Bancorp 1993 incentive stock and option plan. As a result of the occurrence of a change in control all previously unvested outstanding stock options and restricted stock became immediately vested. The vesting of restricted stock will result in compensation expense of approximately $22.0 million pretax in the fourth quarter of 2000. In addition, there may be other merger related costs incurred in the fourth quarter of amounts not yet determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-----------------------------------------------
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
   ---------------------------------------------

Summit Bancorp is a bank holding company headquartered in Princeton, New Jersey. Summit Bancorp owns bank subsidiaries in New Jersey, Pennsylvania, and Connecticut and several active non-bank subsidiaries. Summit Bancorp's bank subsidiaries provide a broad range of retail, insurance, commercial, and private banking services as well as trust and investment services to individuals, businesses, not-for-profit organizations, government entities, and other financial institutions. These services are provided through an extensive branch network, including supermarket branches and private banking facilities, as well as through automated teller machines and the Internet. On October 1, 2000, Summit Bancorp and FleetBoston Financial Corporation ("FleetBoston") signed a definitive merger agreement providing for the merger of Summit Bancorp into FleetBoston. Under terms of the agreement, Summit Bancorp shareholders will receive 1.02 shares of FleetBoston common stock for each share of Summit Bancorp in a fixed-stock exchange. The transaction is expected to be generally tax-free to shareholders (other than cash received for fractional shares) and is expected to be accounted for as a pooling-of-interests. The merger is subject to shareholder and regulatory approval and is expected to close in the first quarter of 2001.

FINANCIAL CONDITION

Total assets at September 30, 2000, were $39.5 billion, an increase of $3.1 billion, or 8.5 percent, from year-end 1999. The growth came most notably from the loan portfolios and was primarily funded with an increase in deposits and borrowed funds. The increase in total assets attributable to acquisitions was approximately $439.9 million.

Total securities at September 30, 2000, were $11.3 billion, an increase of $511.5 million, or 4.7 percent, from year-end 1999. The growth in total securities due to acquisitions was $101.8 million. Securities held to maturity, which are carried at amortized historical cost, are investments for which there is a positive intent and ability to hold to maturity. Securities held to maturity at September 30, 2000, were $4.7 billion and comprised U.S. Government and Federal agency securities totaling $3.1 billion, other securities, predominately corporate collateralized mortgage obligations ("CMOs") totaling $1.6 billion, and securities of state and political subdivisions totaling $94.0 million. Held to maturity securities decreased $891.9 million, or 15.9 percent, from year-end 1999 due primarily to principal repayments and maturities of $940.1 million. At September 30, 2000, and December 31, 1999, net unrealized losses on securities held to maturity amounted to $152.9 million and $209.3 million, respectively.

Securities available for sale are investments that may be sold in response to changing market and interest rate conditions or for other business purposes. Activity in this portfolio is initiated primarily to manage liquidity and interest rate risk and to take advantage of certain market conditions. At September 30, 2000, securities available for sale amounted to $6.6 billion and predominately comprised $4.7 billion of U.S. Government and Federal agency securities and $1.5 billion of CMOs. Total available for sale securities increased $1.4 billion, or 26.9 percent, from year-end 1999. The increase resulted primarily from $2.0 billion in purchases partially offset by sales and maturities of $715.5 million. These purchases were partially funded by the cash flows from the securities held to maturity portfolio.

The loan portfolio, which represents Summit's largest asset, is a significant source of both interest and fee income. Elements of the loan portfolio are subject to differing levels of credit and interest rate risk. Summit's lending strategy stresses portfolio diversification by product, geography, and industry. At September 30, 2000, total loans amounted to $25.4 billion, an increase of $2.2 billion, or 9.4 percent, from year-end 1999. The growth in total loans due to acquisitions was $269.3 million. The largest increases were in commercial and consumer loans, which grew $1.5 billion and $785.3 million respectively. Commercial mortgages increased $78.3 million and residential mortgages decreased $223.8 million from year-end 1999. The increase in commercial loans was primarily related to loan growth in commercial services, specialized industries and syndicated loans. The increase in the consumer loan portfolio was primarily attributed to home equity loan promotions and purchases. Residential mortgages totaling $390.0 million were sold since year-end December 31, 1999. Mortgage loans held for sale amounted to $89.1 million and $65.5 million for the periods ended September 30, 2000, and December 31, 1999, respectively.

Corporate owned life insurance increased $304.8 million from year-end 1999 primarily related to the implementation of a corporate owned life insurance program in June of 2000.

Deposits, which include non-interest bearing demand deposits and interest-bearing savings and time deposits, are a fundamental source of funding. Summit offers a variety of products designed to attract and retain customers, with the primary focus on building and expanding relationships. Total deposits were $26.6 billion at September 30, 2000, an increase of $2.0 billion, or 8.1 percent, from December 31, 1999. Acquisitions during the period contributed $303.3 million to the increase. Savings and time deposits, at $20.5 billion, increased $1.8 billion, or 9.7 percent, from December 31, 1999. The growth came most notably from retail certificates of deposit, which increased $1.5 billion from December 31, 1999, as a result of the introduction of several new certificate of deposit products. In addition, the Summit Navigator Account, increased $1.2 billion, or 40.0 percent, from year-end 1999. The Summit
Navigator Account is a relationship sweep account that combines banking, investment, and brokerage services into one account. These increases more than offset the decline of $708.1 million in other deposit products largely resulting from a shift in the deposit mix. Non-interest bearing demand deposits also increased by $300.3 million, or 6.1 percent, from year-end 1999 to total $5.3 billion at September 30, 2000. The increase in demand deposits came mainly from business and personal accounts. Partially offsetting these deposit increases was a decline in commercial certificates of deposit $100,000 and over of $94.1 million, or 9.2 percent, compared to December 31, 1999, related to using alternative funding sources to support balance sheet growth.

Other borrowed funds mainly comprised repurchase agreements, Federal funds purchased, Federal Home Loan Bank borrowings ("FHLB"), and other short-term borrowings. Other borrowed funds totaled $5.1 billion at September 30, 2000, an increase of $523.7 million, or 11.4 percent, from December 31, 1999. The increase in other borrowed funds is the result of asset growth and a change in funding mix.

Total long-term debt was $4.2 billion at September 30, 2000, an increase of $289.2 million, or 7.5 percent, from year-end 1999. The increase was primarily due to a shift in the funding mix.

Total shareholders' equity at September 30, 2000, was $3.0 billion, an increase of $227.7 million, or 8.1 percent, from December 31, 1999. The increase was primarily attributed to retained profits. Treasury stock at September 30, 2000, amounted to $101.6 million a reduction of $60.0 million, or 37.1 percent compared to December 31, 1999, and comprised 3.7 million shares. The reduction in treasury stock was the result of the issuance of shares for employee benefit plans and the purchase acquisitions of NMBT and Meeker Sharkey Financial Group. Included in shareholders' equity at September 30, 2000, was accumulated other comprehensive loss, net of tax, totaling $82.1 million, compared to a loss of $85.8 million at year-end 1999. Accumulated other comprehensive loss is comprised principally of unrealized gains and losses, net of tax, on securities available for sale.

Summit Bancorp's capital ratios for September 30, 2000, compared to select prior periods and regulatory requirements, are shown in the following table. Summit Bancorp's bank subsidiaries met the well-capitalized requirements for each of the periods presented. The decreases in the ratios at September 30, 2000, were principally attributable to asset growth.

------------------------------------------------------------------------------------------------
                                                                      Minimum
                           Sept. 30,       Dec.31,     Sept. 30,      Required          Well
Selected Capital Ratios:     2000           1999          1999        Capital        Capitalized
------------------------------------------------------------------------------------------------
   Equity to assets          7.68 %         7.70 %        7.88 %          -- %             -- %
   Leverage ratio            6.95           7.06          7.24          4.00             5.00
   Tier I capital            9.08           9.46          9.59          4.00             6.00
   Total risk-based         10.51          11.06         11.35          8.00            10.00
------------------------------------------------------------------------------------------------

Non-performing Assets

Non-performing assets include non-performing loans and other real estate owned ("OREO") and are shown in the following table as of the dates indicated.

------------------------------------------------------------------------------------------------------
Non-performing Assets                                 Sept. 30,         Dec. 31,         Sept. 30,
(In thousands)                                          2000              1999              1999
------------------------------------------------------------------------------------------------------
Non-performing loans:
 Commercial and industrial                              $115,880         $  78,303         $  64,312
 Commercial mortgage                                      20,905            18,480            14,084
 Construction and development                              2,085             3,538             6,539
------------------------------------------------------------------------------------------------------
   Non-performing loans                                  138,870           100,321            84,935
OREO, net                                                  4,568             6,881             8,782
------------------------------------------------------------------------------------------------------
   Non-performing assets                                $143,438         $ 107,202         $  93,717
------------------------------------------------------------------------------------------------------
Loans, not included above, past due 90 days or more     $ 53,337         $  41,378         $  39,245
------------------------------------------------------------------------------------------------------
Non-performing loans to total loans                         0.55 %            0.43 %            0.37 %
Non-performing assets to total loans and OREO               0.56              0.46              0.41
------------------------------------------------------------------------------------------------------


Average non-performing loans were $110.9 million and $96.0 million for the nine months ended September 30, 2000, and September 30, 1999, respectively. Interest income received on non-performing loans amounted to $2.0 million for the nine months ended September 30, 2000, compared to $2.3 million for the nine months ended September 30, 1999. Loans which are past due 90 days or more but are not included in non-performing assets are primarily residential mortgage and consumer loans which are generally well secured and in the process of collection.

Potential problem loans, which are excluded from non-performing assets, are loans where information about possible credit problems of borrowers causes management to have doubts as to the ability of such borrowers to comply with loan repayment terms. These loans amounted to $43.3 million at September 30, 2000, compared to $11.9 million and $7.1 million at December 31, 1999, and September 30, 1999, respectively.

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

The calculation of the general reserve involves several steps. A historical loss factor is applied to each loan and unused commitment by business segment and loan grade. The historical loss factors are calculated using a trailing six quarter loss migration analysis. Adjustments are then made to the historical loss factors based on six quantitative objective elements (delinquency, non-performing assets, watch lists, charge offs, concentrations of credit, and recoveries) and three subjective elements (economic conditions, the rating assigned by the internal credit audit department, and other factors). This methodology is applied to the commercial portfolio. For the commercial loan portfolios, the historical loss factor, inclusive of the adjustment, is then compared to minimum reserve levels for each loan grade. The larger of the two factors is used in the determination of the reserves. The methodology for the retail portfolio involves a six quarter loss migration analysis which may be adjusted due to rising trends or charge offs. The reserves calculated for the residential and consumer loans employ a historical six quarter loss migration analysis.

The last component of the loan loss reserve is the unallocated reserve. The unallocated reserve is based upon management's evaluation of the underlying inherent risk in the loan portfolio. The analysis of the appropriate level of reserves, in the aggregate, is based on the level of specific and general reserves previously discussed and is also inclusive of: industry concentrations, delinquency trends, economic trends, loan growth relative to the overall allowance, the level of substandard assets, and the amount of allocated and unallocated reserves relative to the total loan portfolio. The unallocated portion of the allowance for loan losses, in excess of specific and general reserves, was $128.1 million at September 30, 2000, compared to $119.8 million at December 31, 1999.

The provision for loan losses for the third quarter of 2000 was $25.0 million, a $51.5 million decrease from the same period a year ago, and $69.5 million for the nine months ended, a decrease of $40.0 million, from the same period a year ago. The decrease in the provision for loan losses for the three months and nine months ended September 30, 2000, was primarily attributed to an additional provision of $60.0 million in September of 1999. The provision for loan losses is charged to expense to bring the allowance for loan losses to a level deemed appropriate by management to cover the credit risk inherent in the loan portfolio. The provision for loan losses may vary from quarter to quarter due to loan growth, the level of charge offs, or an increase in the inherent risk in the loan portfolio. The allowance as a percentage of total loans was 1.32 percent at September 30, 2000, compared to 1.42 percent and 1.45 percent at December 31, 1999, and September 30, 1999, respectively.

The following tables show the transactions in the allowance for loan losses, by loan category, for the three and nine month periods ended September 30, 2000, and September 30, 1999, and selected loan quality ratios for the periods ended September 30, 2000, December 31, 1999, and September 30, 1999.

---------------------------------------------------------------------------------------------------------------------
Allowance for Loan Losses                                      Three Months Ended             Nine Months Ended
                                                                 September 30,                  September 30,
(In thousands)                                                2000             1999          2000          1999
---------------------------------------------------------------------------------------------------------------------
     Balance, beginning of period                        $     334,851  $     321,700  $       328,828   $   322,814
     Allowance of acquired institutions                              -          9,584            4,357        11,724
     Provision for loan losses                                  25,000         76,500           69,500       109,500
---------------------------------------------------------------------------------------------------------------------
                                                               359,851        407,784          402,685       444,038
---------------------------------------------------------------------------------------------------------------------
     Loans charged off:
         Commercial and industrial                              23,597         75,830           63,038       104,229
         Construction and development                                -              -                -            13
         Commercial mortgage                                       941              1            1,199         2,273
         Residential mortgage                                      676            578            2,655         3,526
         Consumer                                                6,533          6,918           19,183        22,083
---------------------------------------------------------------------------------------------------------------------
                  Total loans charged off                       31,747         83,327           86,075       132,124
---------------------------------------------------------------------------------------------------------------------
     Recoveries:
         Commercial and industrial                               3,918          2,193           11,262         8,058
         Construction and development                                -            142               38           989
         Commercial mortgage                                        35             15               74           756
         Residential mortgage                                       19             31              169           466
         Consumer                                                2,365          1,977            6,288         6,632
---------------------------------------------------------------------------------------------------------------------
                  Total recoveries                               6,337          4,358           17,831        16,901
---------------------------------------------------------------------------------------------------------------------
     Net charge offs                                            25,410         78,969           68,244       115,223
---------------------------------------------------------------------------------------------------------------------
     Balance, end of period                              $     334,441  $     328,815  $       334,441   $   328,815
=====================================================================================================================

---------------------------------------------------------------------------------------------------------------------

Selected Loan Quality Ratios
------------------------------------------------------------------------------
                                      Sept. 30,       Dec. 31,      Sept. 30,
                                         2000           1999           1999
------------------------------------------------------------------------------
Net charge offs to average loans:
     Quarter-to-date                      0.40 %         0.32 %         1.41 %
     Year-to-date                         0.37           0.61           0.72
Allowance for loan losses to:
     Total loans at period end            1.32   %       1.42  %        1.45 %
     Non-performing loans               240.83         327.78         387.14
     Non-performing assets              233.16         306.74         350.86
------------------------------------------------------------------------------

                                               Summit Bancorp and Subsidiaries
                            Consolidated Average Balance Sheets with Resultant Interest and Rates
                                                          Unaudited
                                         (Tax-equivalent basis, dollars in thousands)

                                                                         Three Months Ended
                                          ---------------------------------------------------------------------------------
                                                    September 30, 2000                          September 30, 1999
                                          ----------------------------------------      -----------------------------------
                                            Average                      Average         Average                   Average
                                            Balance        Interest        Rate          Balance      Interest      Rate
                                          -------------    --------      ---------      -----------   ---------    --------
Assets
Interest-earning assets:
  Federal funds sold and securities
   purchased under agreements to resell   $      16,758    $   358           8.50  %  $     27,872  $      415        5.91 %
  Interest-bearing deposits with banks          24,868         383           6.13           31,803         443        5.53
  Securities:
    Trading account                             27,578         688           9.92           15,309         144        3.73
    Available for sale                       6,367,946     109,783           6.90        4,858,464      75,988        6.26
    Held to maturity                         4,875,569      77,637           6.37        6,167,783      96,797        6.28
                                          -------------    --------      ---------      -----------   ---------    --------
      Total securities                      11,271,093     188,108           6.68       11,041,556     172,929        6.26
                                          -------------    --------      ---------      -----------   ---------    --------
  Loans, net of unearned discount:
    Commercial                               9,457,393     214,724           9.03        7,771,020     153,101        7.82
    Commercial mortgage                      3,221,955      66,027           8.20        3,049,055      61,698        8.09
    Residential mortgage                     5,764,662     105,001           7.29        5,549,722      98,495        7.10
    Consumer                                 6,854,520     147,364           8.55        5,792,765     116,741        8.00
                                          -------------    --------      ---------      -----------   ---------    --------
      Total loans                           25,298,530     533,116           8.38       22,162,562     430,035        7.70
                                          -------------    --------      ---------      -----------   ---------    --------
      Total interest-earning assets         36,611,249     721,965           7.85       33,263,793     603,822        7.20
                                          -------------    --------      ---------      -----------   ---------    --------
Non-interest earning assets:
  Cash and due from banks                    1,053,562                                     957,042
  Allowance for loan losses                   (335,419)                                   (332,077)
  Other assets                               1,874,377                                   1,395,619
                                          -------------                                 -----------
      Total non-interest earning assets      2,592,520                                   2,020,584
                                          -------------                                 -----------
Total Assets                            $   39,203,769                               $  35,284,377
                                          =============                                 ===========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Savings deposits                      $   11,885,675      93,629           3.13  % $  11,661,211      78,980        2.69   %
  Time deposits                              8,328,543     121,329           5.80        7,001,622      86,893        4.92
  Commercial certificates of
    deposit $100,000 and over                  858,923      13,636           6.32          788,110       9,931        5.00
                                          -------------    --------      ---------      -----------   ---------    --------
      Total interest-bearing deposits       21,073,141     228,594           4.32       19,450,943     175,804        3.59
                                          -------------    --------      ---------      -----------   ---------    --------
Other borrowed funds                         5,771,444      94,942           6.54        3,815,511      48,115        5.00
Long-term debt                               3,823,246      58,328           6.10        4,036,142      56,091        5.56
                                          -------------    --------      ---------      -----------   ---------    --------
      Total interest-bearing liabilities    30,667,831     381,864           4.95       27,302,596     280,010        4.07
                                          -------------    --------      ---------      -----------   ---------    --------
Non-interest bearing liabilities:
  Demand deposits                            5,071,040                                   4,697,696
  Other liabilities                            491,828                                     510,525
                                          -------------                                 -----------
      Total non-interest bearing             5,562,868                                   5,208,221
liabilities
  Shareholders' equity                       2,973,070                                   2,773,560
                                          -------------                                 -----------
Total Liabilities and Shareholders'
Equity                                  $   39,203,769                               $  35,284,377
                                          =============                                 ===========

Net Interest Spread                                        340,101           2.90 %                    323,812        3.13 %
                                                                         =========                                 ========
Tax-equivalent basis adjustment                             (2,045)                                     (2,504)
                                                           --------                                   ---------
Net Interest Income                                    $   338,056                                  $  321,308
                                                           ========                                   =========
Net Interest Margin                                                          3.70 %                                   3.86 %
                                                                         =========                                 ========

                                                 Summit Bancorp and Subsidiaries
                              Consolidated Average Balance Sheets with Resultant Interest and Rates
                                                            Unaudited
                                          (Tax-equivalent basis, dollars in thousands)
                                                                               Year to Date
                                             ----------------------------------------------------------------------------------
                                                       September 30, 2000                          September 30, 1999
                                             ---------------------------------------       ------------------------------------
                                              Average                       Average         Average                   Average
                                              Balance        Interest        Rate           Balance      Interest       Rate
                                             -----------     ---------      --------       -----------   ----------   ---------
Assets
Interest-earning assets:
  Federal funds sold and securities
   purchased under agreements to resell   $      13,265    $      689          6.94 %    $     22,626  $       910        5.38 %
  Interest-bearing deposits with banks           40,560         1,688          5.56            29,773        1,155        5.19
  Securities:
    Trading account                              24,966         1,878         10.05            12,186          430        4.72
    Available for sale                        6,099,929       313,249          6.85         4,271,410      196,296        6.13
    Held to maturity                          5,174,904       246,443          6.35         6,315,080      296,255        6.25
                                             -----------     ---------      --------       -----------   ----------   ---------
      Total securities                       11,299,799       561,570          6.63        10,598,676      492,981        6.20
                                             -----------     ---------      --------       -----------   ----------   ---------
  Loans, net of unearned discount:
    Commercial                                8,837,929       581,019          8.78         7,437,604      431,955        7.76
    Commercial mortgage                       3,190,401       193,915          8.10         2,940,324      177,265        8.04
    Residential mortgage                      5,816,278       315,833          7.24         5,600,750      298,973        7.12
    Consumer                                  6,560,157       415,260          8.46         5,557,732      335,173        8.06
                                             -----------     ---------      --------       -----------   ----------   ---------
      Total loans                            24,404,765      1,506,027         8.24        21,536,410    1,243,366        7.72
                                             -----------     ---------      --------       -----------   ----------   ---------
      Total interest-earning assets          35,758,389      2,069,974         7.73        32,187,485    1,738,412        7.22
                                             -----------     ---------      --------       -----------   ----------   ---------
Non-interest earning assets:
  Cash and due from banks                     1,052,800                                       956,920
  Allowance for loan losses                    (332,906)                                     (329,462)
  Other assets                                1,645,253                                     1,232,417
                                                                                           -----------
      Total non-interest earning assets       2,365,147                                     1,859,875
                                             -----------                                   -----------
Total Assets                              $  38,123,536                                 $  34,047,360
                                             ===========                                   ===========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Savings deposits                        $  11,828,148       266,613          3.01 %   $  10,997,588      212,085        2.58   %
  Time deposits                               7,744,729       319,885          5.52         7,023,997      262,537        5.00
  Commercial certificates of
    deposit $100,000 and over                   882,943        39,300          5.95           852,874       30,966        4.85
                                             -----------     ---------      --------       -----------   ----------   ---------
      Total interest-bearing deposits        20,455,820       625,798          4.09        18,874,459      505,588        3.58
                                             -----------     ---------      --------       -----------   ----------   ---------
Other borrowed funds                          5,506,542       254,939          6.18         3,497,126      128,244        4.90
Long-term debt                                3,788,917       164,949          5.80         3,900,156      161,399        5.52
                                             -----------     ---------      --------       -----------   ----------   ---------
      Total interest-bearing liabilities     29,751,279      1,045,686         4.69        26,271,741      795,231        4.05
                                             -----------     ---------      --------       -----------   ----------   ---------
Non-interest bearing liabilities:
  Demand deposits                             4,973,625                                     4,559,519
  Other liabilities                             490,544                                       502,457
                                             -----------                                   -----------
      Total non-interest bearing              5,464,169                                     5,061,976
liabilities
  Shareholders' equity                        2,908,088                                     2,713,643
                                             -----------                                   -----------
Total Liabilities and Shareholders'
      Equity                              $  38,123,536                                 $  34,047,360
                                             ===========                                   ===========

Net Interest Spread                                          1,024,288         3.04 %                      943,181        3.17 %
                                                                            ========                                  =========
Tax-equivalent basis adjustment                                 (6,443)                                     (7,938)
                                                             ---------                                   ----------
Net Interest Income                                     $    1,017,845                                 $   935,243
                                                             =========                                   ==========
Net Interest Margin                                                            3.83 %                                     3.92 %
                                                                            ========                                  =========

RESULTS OF OPERATIONS

Net income for the quarter ended September 30, 2000, was $133.5 million, or $0.77 per basic share, compared to $93.6 million, or $0.54 per basic share, for the third quarter of 1999. On a diluted per share basis, net income for the three months ended September 30, 2000, was $0.76 per diluted share compared to $0.53 for the same period in 1999. The 1999 operating results include the impact of $60.0 million, or $0.20 per share after tax additional provision for loan losses.

-----------------------------------------------------------------------------------------------------------------
(In thousands)                                           Three Months Ended                 Nine Months Ended
                                                            September 30,                     September 30,

                                                       2000             1999              2000           1999
-----------------------------------------------------------------------------------------------------------------
Financial data:
     Net income                                     $ 133,464         $ 93,619        $ 388,479      $ 332,697
     Per share-diluted                                   0.76             0.53             2.22           1.91
     Return on average assets                            1.35 %           1.05 %           1.36 %         1.31 %
     Return on average equity                           17.86            13.39            17.84          16.39
     Efficiency ratio                                   51.82            49.96            51.94          50.56
-----------------------------------------------------------------------------------------------------------------
Cash-basis financial data*:
     Net income                                     $ 142,926        $ 101,663        $ 415,875      $ 352,663
     Per share-diluted                                   0.82             0.58             2.38           2.02
     Return on average tangible assets                   1.47 %           1.16 %           1.48 %         1.40 %
     Return on average tangible equity                  23.35            17.26            23.33          19.82
     Efficiency Ratio                                   49.66            48.01            49.81          48.89
-----------------------------------------------------------------------------------------------------------------

* Cash-basis financial data excludes the after tax impact of amortization of goodwill and other intangibles.


Net Interest Income

Interest income on a tax-equivalent basis was $2.1 billion for the nine months ended September 30, 2000, an increase of $331.6 million, or 19.1 percent, compared to a year ago. Interest-earnings assets averaged $35.8 billion, an increase of $3.6 billion, or 11.1 percent, compared to the prior year period. The growth in interest-earning assets contributed $216.6 million to the increase in tax-equivalent interest income while the increase in yield contributed $115.0 million. The rate earned on interest-earning assets increased 51 basis points to
7.73 percent for the nine months ended September 30, 2000. The increase was the result of a higher interest rate environment compared to last year as both the average Prime rate and the average London Interbank Offering Rate ("LIBOR") were significantly higher than the prior year.

Interest expense increased $250.5 million, or 31.5 percent, for the nine months ended September 30, 2000, compared to the same period a year ago. Interest-bearing liabilities averaged $29.8 billion for the nine months ended September 30, 2000, an increase of $3.5 billion, or 13.2 percent, compared to the prior year. The growth in interest-bearing liabilities contributed $129.1 million to the increase in interest expense while the increase in rates paid on interest-bearing liabilities contributed the remaining $121.4 million. The rate paid on interest-bearing liabilities increased 64 basis points to 4.69 percent due to the higher interest-rate environment and continued disintermediation that led to a more expensive deposit mix.

Net interest income on a tax-equivalent basis was $1.0 billion for the nine months ended September 30, 2000, an increase of $81.1 million, or 8.6 percent, compared to the same period in 1999. The net interest spread percentage on a tax-equivalent basis (the difference between the tax equivalent rate earned on average interest-earning assets and the tax equivalent rate paid on average interest-bearing liabilities) was 3.04 percent for the nine months then ended, compared to 3.17 percent for the prior year period. Net interest margin (net interest income on a tax-equivalent basis as a percentage of average interest-earning assets) was 3.83 percent for the nine months ended September 30, 2000, compared to 3.92 percent during the same period in 1999. The decline
in  net  interest   spread
and margin was primarily caused by rates on interest-bearing liabilities rising more rapidly than yields on interest-earning assets.


The rate/volume table below presents an analysis of the impact on interest income and expense resulting from changes in average volumes and rates over the periods. Changes that are not due to volume or rate variances have been allocated proportionally to both, based on their relative absolute values.



Rate/Volume Table                                                   Amount of Increase (Decrease)
                                               ------------------------------------------------------------------------
                                                  Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                        2000 versus 1999                    2000 versus 1999
                                               ------------------------------------------------------------------------
                                                   Due to Change in:                  Due to Change in:
                                             --------------------------             ------------------------
(Tax-equivalent basis, in millions)              Volume          Rate      Total       Volume       Rate      Total
-----------------------------------------------------------------------------------------------------------------------
Interest Income:
    Loans
      Commercial                                   $ 36.3         $ 25.3   $ 61.6        $ 88.1       $60.9    $ 149.0
      Commercial mortgage                             3.5            0.8      4.3          15.3         1.3       16.6
      Residential mortgage                            3.9            2.6      6.5          11.7         5.2       16.9
      Consumer                                       22.7            8.0     30.7          63.5        16.7       80.2
-----------------------------------------------------------------------------------------------------------------------
         Total loans                                 66.4           36.7    103.1         178.6        84.1      262.7
      Securities held to maturity                   (20.5)           1.4    (19.1)        (54.5)        4.6      (49.9)
      Securities available for sale                  25.4            8.3     33.7          91.8        25.2      117.0
      Other interest earning assets                  (0.1)           0.5      0.4           0.7         1.1        1.8
-----------------------------------------------------------------------------------------------------------------------
         Total Interest Income                     $ 71.2         $ 46.9  $ 118.1       $ 216.6     $ 115.0    $ 331.6
-----------------------------------------------------------------------------------------------------------------------
Interest Expense:
    Deposits
      Savings deposits                              $ 1.6         $ 13.1   $ 14.7        $ 17.0      $ 37.5     $ 54.5
      Time deposits                                  17.7           16.7     34.4          28.5        28.9       57.4
      Commercial Certificates of
      Deposits>$100M                                  0.9            2.8      3.7           1.1         7.2        8.3
-----------------------------------------------------------------------------------------------------------------------
         Total interest-bearing deposits             20.2           32.6     52.8          46.6        73.6      120.2
      Other borrowed funds                           29.2           17.6     46.8          87.0        39.6      126.6
      Long-term debt                                 (3.0)           5.3      2.3          (4.5)        8.2        3.7
-----------------------------------------------------------------------------------------------------------------------
         Total Interest Expense                      46.4           55.5    101.9         129.1       121.4      250.5
-----------------------------------------------------------------------------------------------------------------------
Net Interest Income (fully taxable equivalent)      $24.8         $ (8.6)   $16.2        $ 87.5      $ (6.4)     $ 81.1
-----------------------------------------------------------------------------------------------------------------------
Decrease in tax-equivalent adjustment                                         0.5                                  1.5
-----------------------------------------------------------------------------------------------------------------------
Increase in Net Interest Income                                             $16.7                               $ 82.6
-----------------------------------------------------------------------------------------------------------------------

Non-Interest Income

Non-interest income categories for the three and nine month periods ended September 30, 2000, and 1999 are shown in the following table:

---------------------------------------------------------------------------------------------------------------------
(In millions)                                   Three Months Ended Sept. 30,         Nine Months Ended Sept. 30,
---------------------------------------------------------------------------------------------------------------------
                                                                      Percent                           Percent
                                               2000         1999       Change            2000      1999   Change
---------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts      $     32.7  $      31.2          4.8 %    $     96.1   $  90.8      5.8   %
Service and loan fee income                    16.5         14.6         13.5            51.9      46.2     12.3
Insurance service fees                         14.0          8.3         68.6            39.6      24.5     61.3
Trust income                                   14.0         13.1          6.5            41.4      37.9      9.3
Retail investment fees                          9.8          9.9         (0.9)           33.4      30.7      8.8
Corporate owned life insurance                  5.4            -            -             5.4         -        -
Other                                          25.2         22.9         10.0            63.5      61.6      3.0
---------------------------------------------------------------------------------------------------------------------
Total non-interest operating income           117.6        100.0         17.7           331.3     291.7     13.6
Securities gains                                0.4          4.7        (92.1)            3.2       7.1    (54.4)
---------------------------------------------------------------------------------------------------------------------
         Total non-interest income       $    118.0  $     104.7         12.7 %    $    334.5   $ 298.8     12.0   %
=====================================================================================================================

Service charges on deposit accounts increased $1.5 million, or 4.8 percent, for the three months ended September 30, 2000, compared with 1999 and increased $5.3 million, or 5.8 percent, for the nine months then ended, compared with the same period a year ago. This was primarily due to an increase in account maintenance charges from a larger demand deposit base as well as increased volume of insufficient fund fees.

Service and loan fee income increased $1.9 million, or 13.5 percent, for the quarter ended September 30, 2000, compared with 1999, and increased $5.7 million, or 12.3 percent, for the nine months ended, compared with the same period a year ago. The increases were primarily due to increased volume of commercial loan and merchant credit card processing fees, partially offset by a decline in mortgage origination and mortgage servicing income.

Insurance service fees increased $5.7 million, or 68.6 percent, for the quarter ended September 30, 2000, compared to the same period a year ago and increased $15.0 million, or 61.3 percent, for the nine months ended September 30, 2000, compared with the same period a year ago. The increases were primarily due to the acquisition of Meeker Sharkey Financial Group and Patgo Insurance Agency Inc.

Trust income increased $0.9 million, or 6.5 percent, for the quarter ended September 30, 2000, compared with 1999 and increased $3.5 million, or 9.3 percent, for the nine months then ended, compared with the same period a year ago. This was primarily due to an increase in advisory fees from the Pillar Funds, Summit Bancorp's proprietary mutual funds.

Retail investment fees remained flat for the quarter ended September 30, 2000, compared with 1999 and increased $2.7 million, or 8.8 percent, for the nine months ended September 30, 2000, compared with the same period a year ago. The growth for the nine months ended was a result of increased brokerage fees and higher trading volumes, as well as increased fees from the sale of annuities.

In June 2000, Summit Bancorp implemented a corporate owned life insurance program. The cash surrender value of the policy increased $5.4 million for the three and nine months ended September 30, 2000.

The increase in other income for the three months ended September 30, 2000 was attributable to the sale of $233.0 million in residential mortgages, which generated a gain of $5.8 million.

Non-Interest Expense

Non-interest expense categories for the three and nine month periods ended September 30, 2000, and 1999 are shown in the following table:

-------------------------------------------------------------------------------------------------------------------
(In millions)                                     Three Months Ended Sept. 30,       Nine Months Ended Sept. 30,
-------------------------------------------------------------------------------------------------------------------
                                                                      Percent                           Percent
                                                   2000      1999      Change        2000        1999    Change
-------------------------------------------------------------------------------------------------------------------
Salaries                                         $ 96.7    $ 87.2        10.9 %    $278.1     $ 250.1      11.2 %
Pension and other employee benefits                29.9      28.4         5.3        92.5        87.6       5.6
Furniture and equipment                            26.1      23.9         9.4        77.1        68.8      11.9
Occupancy, net                                     21.4      20.2         5.8        64.9        59.3       9.5
Amortization of goodwill and other
intangibles                                         9.9       8.3        19.6        28.8        20.6      39.8
Communications                                      9.5       9.3         1.4        28.4        28.6      (0.9)
Advertising and public relations                    5.9       5.8         1.7        18.2        17.2       5.7
Other                                              37.5      28.9        29.7       114.9        92.4      24.4
-------------------------------------------------------------------------------------------------------------------
Total non-interest expense                       $236.9    $212.0        11.8 %    $702.9      $624.6      12.5 %
===================================================================================================================

Salaries and benefits increased $11.1 million, or 9.6 percent, for the quarter ended September 30, 2000, compared to the same quarter in 1999 and $32.9 million, or 9.8 percent for the nine months ended September 30, 2000, compared with the same period a year ago. In addition to the annual merit increases, salaries and benefits rose approximately $6.8 million from acquisitions for the three months ended September 30, 2000, and $19.8 million for the nine month period then ended. Partially offsetting these increases was the benefit of the fourth quarter 1999 corporate realignment, which resulted in a reduction of approximately 260 employees.

Furniture and equipment expenses increased $2.2 million, or 9.4 percent, for the quarter ended September 30, 2000, compared with the same quarter in 1999 and $8.3 million, or 11.9 percent, for the nine months ended September 30, 2000, compared with the same period a year ago. This increase was primarily due to the recent bank acquisitions and increased amortization expense relating to computer equipment and software.

Occupancy expense increased $1.2 million, or 5.8 percent, for the quarter ended September 30, 2000, compared with the same quarter in 1999 and $5.6 million, or
9.5 percent, for the nine months ended September 30, 2000, compared with the same period a year ago. The increase was largely a result of recent bank acquisitions.

Amortization of goodwill and other intangibles increased $1.6 million, or 19.6 percent, for the three months ended September 30, 2000, compared to the same period a year ago and $8.2 million, or 39.8 percent, for the nine months ended September 30, 2000, compared with the same period a year ago. The increase was due to the purchase acquisitions of Prime Bancorp, New Canaan Bank & Trust Company, Meeker Sharkey Financial Group, and NMBT.

Other expenses increased $8.6 million, or 29.7 percent, for the three months ended September 30, 2000, compared with the same quarter in 1999 and $22.6 million, or 24.4 percent, for the nine months ended September 30, 2000, compared with the same period a year ago. This was a result of increased consultant fees, increased second mortgage servicing fees resulting from home equity purchases, an increase in commissions due to increased sales of insurance and retail investment products, and an increase in charge offs. Also contributing to the increase were higher employment agency fees due to a tight labor market and recent bank acquisitions.

The effective income tax rate was 31.3 percent for the three months ended September 30, 2000, compared with 31.9 percent for the same quarter in 1999 and
33.0 percent for the nine months ended September 30, 2000, compared with 33.5 percent for the same period a year ago.

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

The following tables summarize results by lines of business as if operated on a stand-alone basis for the three months and nine months ended September 2000 and 1999. Certain prior period information has been restated to conform to the current period presentation.

Results of Operations
Quarter Ended September 30,  Retail Banking   Corporate Banking    The Private Bank          Other           Consolidated
                            ----------------  -----------------   -----------------  -------------------  ---------------
(In millions)                  2000    1999       2000    1999       2000     1999      2000       1999     2000    1999
                               ----    ----       ----    ----       ----     ----      ----       ----     ----    ----
----------------------------
Net interest income          $  199  $  207     $  102  $   72     $   17   $   15    $   20     $   27   $  338   $ 321
Provision for loan losses         5       8         20      68          -        -         -          -       25      76
                            ---------------------------------------------------------------------------------------------
  Net interest income after
   provision for loan losses    194     199         82       4         17       15        20         27      313     245
Non-interest income              57      55         17      12         39       32         5          6      118     105
Non-interest expense            134     131         54      44         39       34        10          3      237     212
                            ---------------------------------------------------------------------------------------------
    Income before taxes         117     123         45     (28)        17       13        15         30      194     138
Federal and state
  income taxes                   41      46         15     (13)         5        3         -          8       61      44
                            ---------------------------------------------------------------------------------------------
Net income                    $  76   $  77     $   30  $  (15)     $  12   $   10    $   15     $   22   $  133   $  94
                            =============================================================================================

Selected Average Balances:
Securities                    $   -   $  55     $   22  $    -      $  16   $   16   $11,233    $10,971  $11,271 $11,042
Loans                        11,867  11,781     11,823   9,043      1,609    1,339         -          -   25,299  22,163
Assets                       12,223  12,164     11,832   8,994      1,736    1,430    13,413     12,696   39,204  35,284
Deposits                     22,663  21,403      1,555   1,060        930      798       996        888   26,144  24,149





Results of Operations
Nine Months Ended September    Retail Banking       Corporate        The Private          Other         Consolidated
30,                                                  Banking            Bank
                               ----------------  ----------------  ----------------  ----------------  ----------------
(In millions)                     2000    1999      2000    1999      2000    1999      2000    1999      2000    1999
                                  ----    ----      ----    ----      ----    ----      ----    ----      ----    ----
-------------------------------

Net interest income             $  605  $  609    $  282   $ 207    $   49  $   43    $   82  $    76   $ 1,018   $  935
Provision for loan losses           18      27        51      81         1       1         -        -        70      109
                               ------------------------------------------------------------------------------------------
     Net interest income after
      provision for loan           587     582       231     126        48      42        82       76       948      826
losses
Non-interest income                157     160        52      36       115      94        10        9       334      299
Non-interest expense               403     407       152      96       117      98        30       24       702      625
                               ------------------------------------------------------------------------------------------
    Income before taxes            341     335       131      66        46      38        62       61       580      500
Federal and state income taxes     118     115        43      20        16      13        15       19       192      167
                               ------------------------------------------------------------------------------------------
                               ------------------------------------------------------------------------------------------
Net income                      $  223  $  220    $   88   $  46    $   30   $  25     $  47  $    42    $  388   $  333
                               ==========================================================================================

Selected Average Balances:
Securities                       $   -   $  55     $  17   $   -     $  19   $  12   $11,264  $10,532   $11,300 $10,599
Loans                           11,819  11,732    11,046   8,522     1,540   1,282         -        -    24,405  21,536
Assets                          12,185  12,105    11,053   8,486     1,664   1,373    13,222   12,083    38,124  34,047
Deposits                        22,237  20,692     1,384   1,024       889     768       919      950    25,429  23,434


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

Average loans for the three months ended September 30, 2000, increased $86.0 million, or 0.7 percent, to $11.9 billion from the same period in 1999, primarily due to home equity loan purchases and promotions. The increases were offset by the sale of $233.0 million of residential mortgage loans. Total average deposits for the quarter ended September 30, 2000, increased to $22.7 billion, up $1.3 billion from the same period a year ago. The increase was attributable to the growth in the Summit Navigator Account and retail certificates of deposit. Net interest income for the quarter decreased $8.0 million, or 3.9 percent, over the same period a year ago, primarily due to lower margins resulting from higher costing borrowed funds and deposit mix. Non-interest income for the quarter ended September 30, 2000, was flat from the same period a year ago. Included in non-interest income were gains of $5.8 million from the sale of residential mortgages offset by comparable gains on the sale of residential mortgages in the same period a year ago. Net income for the quarter ended September 30, 2000 was $76.0 million, compared to $77.0 million for the same period a year ago.

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

Total average loans for the quarter ended September 30, 2000, were $11.8 billion, an increase of $2.8 billion, or 31.6 percent, over the same period in 1999 primarily in commercial services, specialized industries, and syndicated loans. Net interest income for the quarter ended September 30, 2000, increased $30.0 million, or 41.7 percent, from 1999. The increase in net interest income was primarily due to higher margins and increased volume of commercial loans. Non-interest income for the quarter ended September 30, 2000, increased $5.0 million, or 41.7 percent, from the prior year due to an increase in loan and deposit fee income as well as additional capital market fee income. Non-interest expense for the three months ended September 30, 2000, increased $10.0 million over the prior year to $54.0 million due to higher salaries and benefits expense and higher origination fees due to commercial loan growth. Net income was $30.0 million for the three months ended September 30, 2000. The 1999 operating results include the impact of a $60.0 million additional provision for loan losses.

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

Net interest income for the quarter increased $2.0 million, or 13.3 percent, from 1999 primarily due to higher loan volumes. Non-interest income increased $7.0 million, or 21.9 percent, from the same period a year ago. This was primarily due to an increase in insurance service fees related to the acquisition of Meeker Sharkey and Patgo Insurance agency. Non-interest expense increased $5.0 million, or 14.7 percent from the same period a year ago, primarily related to acquisitions. Net income for the quarter was $12.0 million, up $2.0 million, or 20.0 percent, from the same period a year ago.


Other

Other includes the treasury function which is responsible for managing interest rate risk and the investment portfolios. In addition, certain revenues and expenses not considered allocable to a line of business are reflected in this area.

Net interest income was $20.0 million for the three months ended September 30, 2000, a decrease of $7.0 million, or 25.9 percent, from 1999, primarily due to higher rates on borrowed funds. Securities averaged $11.3 billion for the three months ended September 30, 2000, up $262 million, or 2.4 percent, from the same period a year ago. Non-interest expenses were $10 million, an increase of $7 million, as a result of increased consulting fees and operational charge offs. Net income for the three months ended September 30, 2000, was $15.0 million, a decrease of $7.0 million or 31.8 percent, from the same period a year ago.

LIQUIDITY

Liquidity is the ability to support asset growth while satisfying the borrowing needs and deposit withdrawal requirements of customers. Traditional sources of liquidity include asset maturities, asset repayments, and deposit growth. In addition, borrowed funds represent another major source of funding. The bank subsidiaries have established borrowing relationships with the FHLB and other correspondent banks, which further support and enhance liquidity. Summit Bank, NJ and Summit Bank, PA executed a distribution agreement in November 1998, providing for the possible issuance of senior and subordinated notes to a maximum of $3.75 billion on an underwritten or agency basis. Through September 30, 2000, no funds have been drawn from this source.

Liquidity is also important at the Parent Corporation in order to provide funds for operations and to pay dividends to shareholders. Parent Corporation cash requirements are met primarily through management fees and dividends from its subsidiaries and the issuance of short and long-term debt. The amount of dividends that can be assessed to the bank subsidiaries is subject to certain regulatory restrictions. Lines of credit are available at the Parent Corporation to support commercial paper borrowings and for general corporate purposes. Interest on these lines of credit approximates the prime lending rate at the time of borrowing. Unused lines amounted to $33.0 million at September 30, 2000. During 1999, a shelf registration statement providing for the possible issuance, from time to time, of senior and subordinated debt securities and preferred stock to a maximum of $1.0 billion was declared effective by the Securities and Exchange Commission. Terms of the securities will be set at the time of issuance. As of September 30, 2000, none of this debt or preferred stock had been issued.

Liquidity management includes monitoring current and projected cash flows, as well as economic forecasts for the industry. A liquidity contingency plan is in place, which is designed to effectively manage potential liquidity concerns due to changes in interest rates, credit markets, or other external risks.

The Consolidated Statements of Cash Flows present the change in cash and due from banks from operating, investing and financing activities. During the first nine months of 2000, net cash provided by operating activities totaled $202.6 million. Contributing to net cash provided by operating activities were the results of operations, plus noncash expenses, and proceeds from the sales of mortgages held for sale. Partially offsetting the contributions to operating cash were funds used to originate mortgage loans held for sale and noncash revenues.

Net cash used in investing activities totaled $2.5 billion. For the nine months ended September 30, 2000, net cash used in transactions involving the investment portfolios totaled $368.5 million, while the loan portfolio used net cash of $1.7 billion.

Scheduled maturities and anticipated principal repayments of the available for sale and held to maturity securities portfolios will approximate $487.1 million throughout the balance of 2000. In addition, all or part of the remaining securities available for sale could be sold, providing another source of liquidity. These sources can also be used to meet the funding needs during periods of loan growth.

Net cash provided by financing activities totaled $2.2 billion. During the first nine months of 2000, other borrowed funds and long-term debt increased $771.3 million and deposits increased $1.7 billion. These increases were partially offset by the payment of common stock dividends and the repurchase of Summit Bancorp's common stock.

Pursuant to the Board of Directors' December 1997 authorization, Summit Bancorp established a grantor trust to hold cash and other property for payments with respect certain unfunded benefit and severance plans and agreements, which under the terms of the trusts will be required to be funded due to the change in control. Under the merger agreement Summit Bancorp is permitted to fund the grantor trust with cash and other property, in an amount not to exceed $60.0 million.

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

Based on the results of the interest simulation model, as of September 30, 2000, Summit Bancorp would expect a decrease of approximately $81.0 million in net interest income and an increase of approximately $47.0 million in net interest income if interest rates increase or decrease by 100 basis points, respectively, from current interest rates in an immediate and parallel shock over a twelve-month period. At December 31, 1999, Summit Bancorp expected a decrease of $66.5 million in net interest income and an increase of $74.2 million in net interest income if interest rates increased or decreased by 100 basis points, respectively. The interest simulation model does not include asset and liability strategies that could be deployed to mitigate the impact of changes in the interest rate environment.

Interest rate risk management efforts also involve the use of certain derivative financial instruments, primarily interest rate swaps, for the purpose of stabilizing net interest income in a changing interest rate environment. At September 30, 2000, the notional values of these instruments totaled $30.0 million. These derivatives resulted in a reduction in net interest income of $0.9 million for the first nine months of 2000. The cost to terminate these contracts at September 30, 2000, would have been $320.0 thousand.

Summit Bancorp has limited risks associated with foreign currencies, commodities or other marketable instruments.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

No reportable events.



ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

 Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

               (10) S. Summit Bancorp Benefits  Protection Trust Agreement dated as of September 29, 2000.
               (27) Summit Bancorp  Financial  Data  Schedule  -  September  30,
                    2000.

     (b)          Reports on Form 8-K

                  Current Report on Form 8-K dated August 16, 2000, Item 5, Other Events. Current Report on Form 8-K dated October 1, 2000, Item 5, Other Events.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            SUMMIT BANCORP
                                            Registrant



  DATE: November 14, 2000 by:               /s/  PAUL V. STAHLIN
                                            ----------------------------------
                                            PAUL V. STAHLIN
                                            Senior Vice President, Comptroller
                                            and Principal Accounting Officer
                                            (Duly Authorized Officer)

                                  EXHIBIT INDEX


       Exhibit No.                            Description

          (10) S. Summit Bancorp Benefits Protection Trust Agreement dated as of September 29, 2000.

          (27)      Summit Bancorp  Financial  Data  Schedule  -  September  30,
                    2000.